Form 10QSB
period 1995-03-31
CENTRAL BANCORPORATION /WA/
filed 1995-05-09
CIK 718984

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1995

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from ________________ to ___________________

Commission file number     0-16356

                             CENTRAL BANCORPORATION

       (Exact name of small business issuer as specified in its charter)

           WASHINGTON                                         91-1203145
- ---------------------------------                  --------------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                            IDENTIFICATION NUMBER


    301 NORTH CHELAN AVENUE
      WENATCHEE, WASHINGTON                                     98801
- ---------------------------------                  --------------------------------
(ADDRESS OF PRINC. EXEC. OFFICES)                            (ZIP CODE)

                              (509) 663-0733
                          (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                           Yes   X                  No
                                              -------                 -------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                  999,243 shares outstanding at March 31, 1995

Transitional Small Business Disclosure Format (check one):

                                           Yes                      No   X
                                              -------                 --------

                            CENTRAL BANCORPORATION


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following Consolidated Financial Statements are presented for Registrant, Central Bancorporation, its wholly owned subsidiaries, Central Washington Bank, North Central Washington Bank, and Central Financial Services, Inc., the wholly owned subsidiary of Central Washington Bank.


1.       Consolidated balance sheets for December 31, 1994 and March 31, 1995.

2. Consolidated statements of operations for the first three months ended March 31, 1995 and 1994.

3. Consolidated statements of cash flows for the three months ended March 31, 1995 and 1994.

4.       Notes to consolidated financial statements.

CENTRAL BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

                                                MARCH 31,     DECEMBER 31,
                                                  1995            1994
                                                ---------    -------------
ASSETS
Cash and due from banks                         $  9,386       $ 14,636
Interest bearing deposits in other banks           1,616          4,670
                                                --------       --------
    Cash and cash equivalents                     11,002         19,306
Securities held to maturity (market value
  of $20,022 in 1995 and $19,677 in 1994)         20,256         20,216
Securities available for sale, at market          26,744         27,142
Loans                                            127,179        122,150
  Less allowance for loan losses                   1,668          1,667
                                                --------       --------
Loans, net                                       125,511        120,483

Premises and equipment, net                        6,336          6,437
Accrued interest receivable                        1,443          1,407
Other assets, net                                    882            669
                                                --------       --------
  Total assets                                  $192,174       $195,660
                                                ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand                   $ 23,472       $ 27,245
  Interest-bearing                               147,517        147,945
                                                --------       --------
  Total deposits                                 170,989        175,190

Short-term borrowings                              2,488          2,200
Notes payable                                      3,194          3,194
Accrued interest and other liabilities             1,619          1,678
                                                --------       --------
  Total liabilities                              178,290        182,262

Stockholders' equity:
  Common stock, $1.67 par value. Authorized
    3,000,000 shares; issued and outstanding
    999,243 in 1995 and 1994.                      1,665          1,665
  Surplus                                          2,616          2,616
  Retained earnings                                9,786          9,507
  Unrealized loss on securities available
    for sale                                        (183)          (390)
                                                --------       --------
  Total stockholders' equity                      13,884         13,398
                                                --------       --------
Total liabilities and stockholders' equity      $192,174       $195,660
                                                ========       ========





          See accompanying notes to consolidated financial statements.

CENTRAL BANCORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

                                                  THREE MONTHS  ENDED
                                                        MARCH 31,
                                                  --------------------
                                                   1995          1994
                                                  ------        ------
INTEREST INCOME:
  Interest and fees on loans                      $2,999        $1,824
  Interest on securities:
    Taxable                                          576           397
    Exempt from federal income tax                    52            64
  Other interest income                               78            52
                                                  ------        ------
    Total interest income                          3,705         2,337

INTEREST EXPENSE:
  Interest on deposits                             1,274           755
  Interest on borrowings                             102            21
                                                  ------        ------
    Total interest expense                         1,376           776
                                                  ------        ------
    Net interest income                            2,329         1,561
Provision for loan losses                             -             -
                                                  ------        ------
    Net interest income after the
      provision for loan                           2,329         1,561

OTHER INCOME:
  Mortgage loan servicing fees                        49            50
  Service charges on deposit accounts                249           145
  Gain on sales of loans, net                         38            16
  Loss on securities available for sale                -          (100)
  Other service charges and fees                     133           181
                                                  ------        ------
    Total other income                               469           292

OTHER EXPENSES:
  Salaries and employee benefits                   1,025           752
  Occupancy expense of premises                      116           100
  Printing, stationery and supplies                   89            40
  Equipment and data processing                      168           163
  Legal and professional                             102            32
  Business and occupation taxes                       45            30
  Deposit insurance assessment                        98            66
  Other                                              260           185
                                                  ------        ------
    Total other expenses                           1,903         1,368
                                                  ------        ------
    Income before income tax expense                 895           485
Income tax expense                                   266           114
                                                  ------        ------
    Net income                                    $  629        $  371
                                                  ======        ======
Net income per share                              $ 0.61        $ 0.36
                                                  ======        ======





          See accompanying notes to consolidated financial statements.

CENTRAL BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                1995                1994
                                                              --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $   629             $   371
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                 123                 125
    Decrease in loans held for sale                              (279)              1,034
    Net amortization of premiums                                  (43)                  5
    Loss on securities available for sale                           -                 100
    Loan fees deferred, net of amortization                       100                 (22)
    Dividends on FHLB stock                                       (12)                (14)
    Other                                                        (414)               (200)
                                                              -------             -------
    Total adjustments                                            (525)              1,028
                                                              -------             -------
  Net cash provided by operating activities                       104               1,399

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturing securities held to maturity             72               1,081
    Purchase of securities held to maturity                      (102)                  -
    Proceeds from sales of securities available for sale            -               3,916
    Proceeds from maturing securities available for sale        1,765               6,328
    Purchase of securities available for sale                  (1,009)             (5,988)
    Cash used for acquisition costs                                 -                (136)
    Loans originations, net of principal repayments            (4,849)             (1,090)
    Acquisition of premise and equipment                          (22)                (48)
                                                              -------             -------
  Net cash used in investing activities                        (4,145)              4,063

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                        (4,201)                589
    Net increase (decrease) in short-term borrowings              288                (199)
    Principal payments on notes payable                             -              (3,000)
    Cash dividends                                               (350)               (345)
                                                              -------             -------
  Net cash provided by (used in) financing activities          (4,263)             (2,955)

  Net increase in cash and cash equivalents                    (8,304)              2,507
  Cash and cash equivalents at beginning of year               19,306              11,758
                                                              -------             -------
  Cash and cash equivalents at end of period                  $11,002             $14,265
                                                              =======             =======
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:      Interest            $ 1,217             $   712
                                          Income tax              259                   -



          See accompanying notes to consolidated financial statements.

CENTRAL BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results anticipated for the year ending December 31, 1995. For additional information refer to the consolidated financial statements and footnotes thereto included in Central Bancorporation's annual report on Form 10-KSB for the year ended December 31, 1994.

2. NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common stock outstanding, including shares issuable under stock options plans, when dilutive, during the periods presented.

     The weighted average number of shares outstanding used to compute net income per share was 1,039,095 in 1995 and 1,030,707 in 1994.

3. STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest bearing deposits, and federal funds sold.

4. CONSOLIDATION

    The consolidated financial statements include the accounts of Central Bancorporation, Central Washington Bank, North Central Washington Bank, and Central Financial Services, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

    The 1994 consolidated statements of operations and the consolidated statements of cash flows do not reflect the activity of North Central Washington Bank because the purchase did not occur until April 30, 1994.

5. PRO-FORMA STATEMENTS

   Bancorp purchased North Central Washington Bank on April 30, 1994. Therefore the Statements of Operation are not comparable. For purposes of comparability, below is a condensed pro-forma income statement that assumes the acquisition had occurred on January 1, 1993 and reflects pro-forma adjustments carried forward through the periods presented. The pro-forma statements may not be indicative of the results that would have occurred if the acquisition had been effective on the dates indicated or of the results that may be obtained in the future.

                                         THREE MONTHS  ENDED
CONDENSED PRO-FORMA                           MARCH 31,
STATEMENTS OF OPERATIONS                 --------------------
(DOLLARS IN THOUSANDS)                    1995          1994
                                         ------        ------
Interest income                          $3,705        $3,124
Interest expense                          1,376         1,117
                                         ------        ------
  Net interest income                     2,329         2,007

Other income                                469           432
Other expense                             1,903         1,821
Income tax expense                          266           159
                                         ------        ------
    Net income                           $  629        $  458
                                         ======        ======
Net income per share                     $ 0.61        $ 0.44
                                         ======        ======

CENTRAL BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5. IMPAIRED LOANS

     Effective January 1, 1995, Bancorp adopted Statement 114, "Accounting by Creditors for Impairment of a Loan" and Statement 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure - an Amendment of FASB Statement No. 114" which was issued by the Financial Accounting Standards Board in 1994. These Statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loans observable market price, or the fair value of the collateral if the loan is collateral dependent.

     As of March 31, 1995 and during the first quarter of 1995, Bancorp's investment in impaired loans was not material.

     Generally, when a loan becomes impaired Bancorp discontinues the accrual of interest income. Future interest income is recognized using the cash basis of accounting until the loan is no longer impaired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


GENERAL


         This discussion is provided for Central Bancorporation ("Bancorp") and wholly owned subsidiaries Central Washington Bank ("Central") and North Central Washington Bank ("North Central"). Central and North Central operate in ten locations, located in North Central Washington, and provide families and businesses with a wide variety of financial services, primarily loans and deposits. Central Washington Bank's wholly owned subsidiary, Central Financial Services, Inc. provides banking customers with financial products, such as annuities and mutual funds.

         On April 30, 1994, Bancorp completed the cash purchase of 100 percent of the stock of First Bank Washington, the wholly owned subsidiary of FBS Washington Bancorporation and First Bank System, Inc. Because of the acquisition, the statements of operations presented in this quarterly report are not comparable. For a pro-forma presentation of the statements of operations please see Note 5 to the Consolidated Financial Statements. The pro-forma statements assume the acquisition occurred on January 1, 1994. It should be noted that the pro-forma statements may not be indicative of the results that would have occurred if the acquisition had been effective on the dates indicated or of the results that may be obtained in the future.


RESULTS OF OPERATIONS


Net income

         Net income for the first quarter of 1995 increased 70 percent to $629,000 or $.61 per share compared to $371,000 or $.36 per share during the same period a year ago. The annualized return on average assets during the first three months of 1995 was 1.32 percent compared to 1.13 percent during the same period last year.

         The first quarter improvement in earnings was the result of an increase in net interest income and reduction in security losses, partially offset by higher expenses, which were related to the operations of North Central. The impact on earnings related to the purchase of North Central were an addition of approximately $214,000 during the first quarter of 1995, or $.21 per share.

         The 1994 loss related to the sale of securities was attributable to managements decision to sell lower yielding securities resulting from significant increases in both short term and long term interest rates during the first three months of 1994. The increase in net interest income and the increase in expenses was primarily related to the operation of Bancorp's acquired Bank subsidiary, North Central Washington Bank, beginning May 1, 1994.

Net interest income

         Net interest income during the first three months of 1995 totaled $2,329,000 a $768,000 (49.2 percent) increase over 1994 ($580,000 from North
Central). The increase resulted from an increase in net earning assets and from a higher interest rate spread. The table below (in thousands) is illustrative:

                                                    1995                              1994
                                            ----------------------            ----------------------
                                            Balance         Yield*            Balance         Yield*
                                            --------        ------            --------        ------
Average earning assets:
         Loans                              $123,360         9.86%            $ 76,870         9.62%
         Investments                          47,894         5.52               38,599         5.22
         Other                                 5,471         5.78                6,704         3.15
                                            --------         ----             --------         ----
                 Total                       176,725         8.56              122,173         7.88

Average interest-bearing
  liabilities:
         Deposits                            147,487         3.50               98,490         3.11
         Other                                 5,935         6.97                2,548         3.34
                                            --------         ----             --------         ----
                 Total                       153,422         3.64              101,038         3.11
                                            --------         ----             --------         ----

Net earning assets                          $ 23,303         5.40%            $ 21,135         5.30%
                                            ========         ====             ========         ====

*Annualized with a 34 percent tax equivalent adjustment.

         Net interest income is influenced by changes in both interest rates
(rate) and changes in interest-bearing assets and liabilities (volume). The table presented below (adjusted for tax equivalency and in thousands) is an analysis of these changes for the first three months of 1995 compared to the same period a year ago.

                                         YEAR-TO-DATE
                          ------------------------------------------
                          Interest         Interest         Net Int.
                           Income           Expense          Income
                          --------         --------         --------
Rate                       $  144            $ 98             $ 46
Volume                      1,212             460              752
                           ------            ----             ----
                           $1,356            $558             $798
                           ======            ====             ====


         Bancorp's average earning assets for the first three months of 1995 increased $54,552,000 ($53,347,000 from North Central) over the first three months of 1995 while Bancorp's average interest-bearing liabilities increased $52,384,000 ($48,473,000 from North Central). The increase in both earning assets and interest bearing liabilities resulted primarily from the North Central acquisition. Excluding the volume from the acquisition, Bancorp's average earning assets and average interest bearing liabilities remained relatively stable during the periods presented, except for the increase in borrowing associated with the North Central acquisition which averaged $2,694,000. The difference between the interest earned and the interest paid on this increased volume resulted in approximately $752,000 in additional net interest during the first three months of 1995, respectively.

         The yield on earning assets increased 68 basis points during the first three months of 1995 to 8.56 percent as compared to 7.88 percent during the same period last year. An increase in yield was experienced in loans and investments securities. This increase is a reflection of the higher interest rate experienced in 1994. Bancorp's cost of funds also increased 52 basis points during the first three months of 1995 to 3.64 percent as compared to
3.11 percent last year. Because the increase in the yield on earning assets was higher than the increase in cost of funds, Bancorp's net interest margin increased from 5.30 percent during 1994 to 5.40 percent during 1995.

         The 1994 increase in interest rates has not impacted Bancorp's net interest margin significantly. However, because Bancorp is liability sensitive, ie liabilities are subject to repricing faster than assets, to interest rates any future rate increases may have a negative impact on Bancorp's net interest margin. The impact on Bancorp's net interest margin is dependent on the magnitude and direction of future interest rates, deposit customer alternatives, and Bancorp's need for liquidity.

         Bancorp has approximately $87.8 million in savings and checking accounts and an additional $59.8 million in other interest bearing deposits whose interest rates may increase along with other market interest rates. Historically, the interest rates paid on savings and checking accounts lag and do not increase as far as the rates earned on loans and investments. However, these rates have been relatively stable over the past year and Bancorp anticipates competitive pressure to raise these rates in the future. Bancorp has approximately $65.8 million in earning assets repricing or maturing within the next year to partially offset the effect of increasing deposits interest rates. In addition, Bancorp has a significant portion of its securities available for sale to further protect Bancorp's margin in the event of significant rate increases. These securities have maturities within one to three years and may result in losses in the event they need to be sold prior to maturity in a rising interest rate environment.

Provision and Allowance for Loan Losses

         Bancorp did not provide for any loan losses during the first three months of 1995 and 1994. Bancorp had net loan recoveries of $1,000 and $23,000 during the first three months of 1995 and 1994, respectively. The effect of the net recoveries, was an increase in the allowance for loan losses without making any provisions. Bancorp anticipates loan recoveries to slow in the future which may necessitate the resumption of loan loss provisions as Bancorp's loan portfolio increases.

         The allowance for loan losses totaled $1,668,000 (1.31 percent of loans) at March 31, 1995, compared to $1,167,000 (1.36 percent of loans) at December 31, 1994. Based upon management's continuing evaluation of inherent risks in the loan portfolio, current levels of classified assets, and economic factors, management believes the allowance is adequate to absorb potential losses in the current portfolio.

Other Income and Expense

         Other income, excluding security losses, increased $77,000 or 20 percent during the three months of 1995 when compared to the same period a year ago. An increase in service charges on deposits of $104,000 ($77,000 from North Central) was primarily responsible for the three month increase.

         The losses realized on securities available for sale during 1994 were the result of the sale of Bancorp's longer term available for sale debt securities. Consistent with Bancorp's internal policies these assets were sold because of the increase in interest rates and the resulting negative impact on capital which occurs as a result of the accounting provisions of SFAS No. 115 as well as the adverse impact on net interest margin.

         Other expenses increased $535,000 ($435,000 from North Central) or 39 percent during the first three months of 1995 compared to the same period last year. Excluding the North Central impact, the increases occurred primarily in Bancorp's salaries and employee benefits, legal and professional fees, and equipment and data processing. Other expenses as a percent of average assets (annualized) was 3.9 percent in 1995 and 4.1 percent in 1994. Bancorp anticipates this ratio to continue improving as its Leavenworth and Cashmere branch facilities, which were started de novo during the past five year, gain profitability as loan and deposit volume increase. Bancorp's ratio should also improve as efficiencies associated with the acquisition of First Bank Washington materialize.

FINANCIAL CONDITION

         Bancorp as a financial intermediary attracts deposits and invests those funds in earning assets, primarily loans and investment securities, hopefully for profit. As of March 31, 1995, Bancorp's total loans increased $5.0 million while Bancorp's total assets decreased $3.5 million since December 31, 1994. Bancorp's total deposits also decreased $4.2 million during the period. The increase in loans and decrease in deposits was funded with a decrease in cash and cash equivalents and securities. The decrease in deposits was in non-interest bearing demand account associated with North Central and is considered seasonal. For more information on the change in cash and cash equivalents, see the Consolidated Statements of Cash Flows on page 5 of this report.

Loans and Deposits

         Below are summaries of outstanding loans and deposits at March 31, 1995 compared to December 31, 1994 (in thousands):

                                                               1995             1994
                                                             --------         --------
Loans
- -----
         Commercial                                          $ 19,416         $ 18,255
         Real Estate
           Construction                                         6,960            5,649
           Commercial                                          26,221           25,736
           1-4 Single family                                   40,419           38,801
         Installment                                           19,338           18,727
         Agricultural                                          12,237           12,750
         Other                                                  2,588            2,232
                                                             --------         --------
           Total loans                                       $127,179         $122,150
                                                             ========         ========

Deposits
- --------
         Non-interest bearing                                $ 23,472         $ 27,245
         Interest bearing demand                               39,844           39,626
         Money market accounts and
           other savings accounts                              47,913           50,948
         Time deposits, $100,000 or more                       12,186           12,155
         Other time deposits                                   47,574           45,216
                                                             --------         --------
           Total deposits                                    $170,989         $175,190
                                                             ========         ========

Non-accrual and Past Due Loans

         Certain information regarding non-accrual, past due, and restructured loans is set forth in the following table (in thousands):


                                                   March 31,           December 31,
                                              -------------------      ------------
                                               1995          1994          1994
                                              ------         ----         ------
Past due 30+ days and
  still accruing                              $1,253         $633         $1,675
Non-accrual loans                                184          123            388
Past due and non-accrual
  loans as a percentage
  of loans                                       1.1%         1.0%           1.7%


         The total of past due loans and non-accrual loans decreased $626,000 to $1,437,000 at March 31, 1995 compared to $2,063,000 at December 31, 1994.
The decrease was primarily in commercial, 1-4 single family, and agricultural loans. Bancorp does not anticipate any significant losses with respect to these loans or any other assets not reported above.

Stockholders' Equity and Liquidity

         Bancorp's stockholders' equity at March 31, 1995 was $13,884,000 compared to $13,398,000 at December 31, 1994. On a per share basis, stockholders' equity totaled $13.89 compared to $13.41 on the same dates, respectively. Bancorp's annualized return on average equity during the first three months of 1995 totaled 18.7 percent compared to 11.9 percent during the same period a year ago. The increase in stockholders' equity was the result of the retention of earnings after payment of $350,000 in cash dividends and by a $207,000 decrease in the unrealized loss on securities available for sale as mandated by SFAS No. 115.

         Current regulatory capital adequacy guidelines require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital (which excludes unrealized gain and losses on securities available for sale) to total assets of at least 4 percent.

         In addition to the leverage ratio requirements, the Bancorp is subject to risked-based capital guidelines, under which risk percentages are assigned to various categories of assets and off balance sheet items to calculate a risk-adjusted capital ratio. They require, Tier I capital of 4 percent and Total capital of 8 percent.

         Below is a summary of the various capital ratios of Bancorp and subsidiaries at March 31, 1995 compared to December 31, 1994.

                                                                  North       Regulatory
Ratio                                  Bancorp      Central      Central       Minimum
- -----                                  -------      -------      -------      ----------
Leverage                   3/31/95       7.25%        8.52%        8.77%         4.0%
                          12/31/94       7.03%        8.58%        8.06%

Tier I capital             3/31/95      11.35%       12.70%       15.76%         4.0%
                          12/31/94      11.16%       13.02%       14.43%

Total capital              3/31/95      11.60%       13.95%       17.01%         8.0%
                          12/31/94      12.41%       14.28%       15.69%

         The above ratios do not include unrealized gains and losses on securities available for sale which are excluded from the ratios by the federal regulatory agencies.

         Bancorp's liquidity position decreased during the first quarter of 1995 as a result of increased loan demand and lower deposits. However, Bancorp believes its liquidity to be more than adequate to meet future funding needs. Liquidity indicators include the loan to deposit ratio, which totaled 74 percent and 70 percent on March 31, 1995 and December 31, 1994, respectively, and the amount of interest bearing deposits and investment securities maturing in one year, which totaled $26,887,000 and $21,129,000 on the same dates, respectively. Deposits in excess of $100,000 and short-term borrowing, considered by Bancorp as volatile liabilities, increased from $14,355,000 at December 31, 1994 to $14,673,000 at March 31, 1995.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  No reports on Form 8-K were Filed during the quarter ended
March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   CENTRAL BANCORPORATION
                                                        (Registrant)


Date    April 28, 1995                             By /S/  GARY M. BOLYARD
    -----------------------------                     --------------------------
                                                           Gary M. Bolyard
                                                   President and Chief Executive Officer


Date    April 28, 1995                             By /S/  JOSEPH E. RIORDAN
    -----------------------------                     --------------------------
                                                           Joseph E. Riordan
                                                   Treasurer and Assistant Secretary
                                                     (Principal Financial Officer)