Form 10QSB
period 1995-06-30
CENTRAL BANCORPORATION /WA/
filed 1995-08-03
CIK 718984

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1995
                               -----------------------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    -------------------

Commission file number     0-16356
                       ----------------


                             CENTRAL BANCORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           WASHINGTON                                 91-1203145
- ---------------------------------          -----------------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)


                            301 NORTH CHELAN AVENUE
                         WENATCHEE, WASHINGTON 98801
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                (509) 663-0733
                          ---------------------------
                          (ISSUER'S TELEPHONE NUMBER)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

         1,009,643 shares of common stock outstanding at June 30, 1995

Transitional Small Business Disclosure Format (check one):

                       Yes                      No   X
                          -------                 -------

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


1.       Consolidated balance sheets for December 31, 1994 and June 30, 1995.

2. Consolidated statements of operations for the second quarter and first six months ended June 30, 1995 and 1994.

3. Consolidated statements of cash flows for the six months ended June 30, 1995 and 1994.

4.       Notes to consolidated financial statements.

CENTRAL BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

- -------------------------------------------------------------------------------------------------------
                                                                               JUNE 30,    DECEMBER 31,
                                                                                   1995          1994
- -------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                        $ 11,847      $ 14,636
Interest bearing deposits in other banks                                          8,130         4,670
                                                                               --------      --------
    Cash and cash equivalents                                                    19,977        19,306
Securities held to maturity (market value
  of $19,180 in 1995 and $19,677 in 1994)                                        19,244        20,216
Securities available for sale, at market                                         20,958        27,142
Loans                                                                           132,522       122,150
  Less allowance for loan losses                                                  1,711         1,667
                                                                               --------      --------
Loans, net                                                                      130,811       120,483

Premises and equipment, net                                                       6,204         6,437
Accrued interest receivable                                                       1,509         1,407
Other assets, net                                                                   771           669
                                                                               --------      --------
  Total assets                                                                 $199,474      $195,660
                                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand                                                  $ 23,217      $ 27,245
  Interest-bearing                                                              154,004       147,945
                                                                               --------      --------
  Total deposits                                                                177,221       175,190

Short-term borrowings                                                             2,590         2,200
Notes payable                                                                     2,894         3,194
Accrued interest and other liabilities                                            2,043         1,678
                                                                               --------      --------
  Total liabilities                                                             184,748       182,262

Stockholders' equity:
  Common stock, $1.67 par value. Authorized
    3,000,000 shares; issued and outstanding
    1,009,643 in 1995 and 999,243 in 1994                                         1,683         1,665
  Surplus                                                                         2,655         2,616
  Retained earnings                                                              10,458         9,507
  Unrealized loss on securities available for sale                                  (70)         (390)
                                                                               --------      --------
  Total stockholders' equity                                                     14,726        13,398
                                                                               --------      --------
Total liabilities and stockholders' equity                                     $199,474      $195,660
                                                                               ========      ========

See accompanying notes to consolidated financial statements.

CENTRAL BANCORPORATION
CONSOLIDATED STATEMENTS Of OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

- --------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       June 30,                        June 30,
                                                                  1995             1994          1995          1994
- --------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                    $3,176           $2,349        $6,175        $4,173
  Interest on securities:
    Taxable                                                        526              468         1,102           865
    Exempt from federal income tax                                  52               70           104           134
  Other interest income                                            111               96           189           148
                                                                ------           ------        ------        ------
    Total interest income                                        3,865            2,983         7,570         5,320

INTEREST EXPENSE:
  Interest on deposits                                           1,463              956         2,737         1,711
  Interest on borrowings                                            96               67           198            88
                                                                ------           ------        ------        ------
    Total interest expense                                       1,559            1,023         2,935         1,799
                                                                ------           ------        ------        ------
    Net interest income                                          2,306            1,960         4,635         3,521
Provision for loan losses                                            -                -             -             -
                                                                ------           ------        ------        ------
    Net interest income after the
      provision for loan loss                                    2,306            1,960         4,635         3,521

OTHER INCOME:
  Mortgage loan servicing fees                                      49               52            98           102
  Service charges on deposit accounts                              253              216           502           361
  Gain on sales of loans, net                                      101              (52)          139           (36)
  Loss on securities available for sale                              -             (144)            -          (244)
  Other service charges and fees                                   157              152           290           333
                                                                ------           ------        ------        ------
    Total other income                                             560              224         1,029           516

OTHER EXPENSES:
  Salaries and employee benefits                                   985              856         2,010         1,608
  Occupancy expense of premises                                    122              116           238           216
  Printing, stationery and supplies                                 87               79           176           119
  Equipment and data processing                                    186               93           354           256
  Legal and professional                                            48               34           102            66
  Business and occupation taxes                                     53               39            98            69
  Deposit insurance assessment                                      98               85           196           151
  Other                                                            308              441           616           626
                                                                 -----           ------        ------        ------
    Total other expenses                                         1,887            1,743         3,790         3,111
                                                                ------           ------        ------        ------
    Income before income tax expense                               979              441         1,874           926
Income tax expense                                                 307              170           573           284
                                                                ------           ------        ------        ------
    Net income                                                  $  672           $  271        $1,301        $  642
                                                                ======           ======        ======        ======
Net income per share                                            $ 0.65           $ 0.26        $ 1.25        $ 0.62
                                                                ======           ======        ======        ======





See accompanying notes to consolidated financial statements.

CENTRAL BANCORPORATION
CONSOLIDATED STATEMENTS Of CASH FLOWS
(Dollars in Thousands)  (unaudited)

- ---------------------------------------------------------------------------------------------------------
                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                   1995          1994
- ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $ 1,301      $    642
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                   256           260
    Decrease (increase) in loans held for sale                                      (37)        1,342
    Net amortization of premiums (discounts)                                        (82)           45
    Loss on securities available for sale                                             -           244
    Loan fees deferred, net of amortization                                         111            72
    Dividends on FHLB stock                                                         (25)          (25)
    Other                                                                            (3)          530
                                                                               --------      --------
    Total adjustments                                                               220         2,468
                                                                               --------      --------
  Net cash provided by operating activities                                       1,521         3,110

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturing securities held to maturity                            1,309         1,750
    Purchase of securities held to maturity                                        (317)       (4,172)
    Proceeds from sales of securities available for sale                              -         7,224
    Proceeds from maturing securities available for sale                          7,776         8,229
    Purchase of securities available for sale                                    (1,021)       (7,476)
    Cash used for acquisition costs                                                   -         7,281
    Loans originations, net of principal repayments                             (10,402)      (10,190)
    Acquisition of premise and equipment                                            (23)          (67)
                                                                               --------      --------
  Net cash used in investing activities                                          (2,678)        2,579

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                           2,031           249
    Net increase (decrease) in short-term borrowings                                390          (474)
    Proceeds from stock options exercised                                            57             -
    Proceeds from borrowings                                                          -         2,993
    Principal payments on notes payable                                            (300)       (3,000)
    Cash dividends                                                                 (350)         (345)
                                                                               --------      --------
  Net cash provided by (used in) financing activities                             1,828          (577)

  Net increase in cash and cash equivalents                                         671         5,112
  Cash and cash equivalents at beginning of year                                 19,306        11,758
                                                                               --------      --------
  Cash and cash equivalents at end of period                                   $ 19,977      $ 16,870
                                                                               ========      ========
  Supplemental disclosure of cash flow information:
    Cash paid during the period for:          Interest                         $  2,563      $  1,629
                                              Income tax                            555           146

  Supplemental schedule of noncash investing and financing activities:
    Bancorp purchased all of the capital stock of First Bank Washington for $4,119. In connection with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired                                                           $ 52,709
     Cash paid for capital stock                                                               (4,119)
                                                                                             --------
     Liabilities assumed                                                                     $ 48,590
                                                                                             ========

See accompanying notes to consolidated financial statements.

CENTRAL BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results anticipated for the year ending December 31, 1995. For additional information refer to the consolidated financial statements and footnotes thereto included in Central Bancorporation's annual report on Form 10-KSB for the year ended December 31, 1994.

2. NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common stock outstanding, including shares issuable under stock options plans, when dilutive, during the periods presented.

     The weighted average number of shares outstanding used to compute net income per share was 1,037,770 during the quarter and 1,038,438 during the six month periods in 1995 and 1,031,730 during the quarter and 1,031,219 during the six month periods in 1994, respectively.

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

    The consolidated statements of operations and the consolidated statements of cash flows only reflect activity from North Central Washington Bank since the date of acquisition, May 1, 1994.

5.  PRO-FORMA STATEMENTS

   Bancorp purchased North Central Washington Bank on April 30, 1994. Therefore the Statements of Operation are not comparable. For purposes of comparability, below is a condensed pro-forma income statement that assumes the acquisition had occurred on January 1, 1994 and reflects pro-forma adjustments carried forward through the periods presented. The pro-forma statements may not be indicative of the results that would have occurred if the acquisition had been effective on the dates indicated or of the results that may be obtained in the future.

Condensed Pro-forma                                 Three Months  Ended             Six Months Ended
Statements of Operations                                 June 30,                       June 30,
                                                  -----------------------        --------------------
(Dollars in thousands)                             1995             1994          1995          1994
                                                  ------           ------        ------        ------
Interest income                                   $3,865           $3,274        $7,570        $6,416
Interest expense                                   1,559            1,120         2,935         2,189
                                                  ------           ------        ------        ------
  Net interest income                              2,306            2,154         4,635         4,227

Other income                                         560              228         1,029           661
Other expense                                      1,887            1,942         3,790         3,763
Income tax expense                                   307              170           573           352
                                                  ------           ------        ------        ------
    Net income                                    $  672           $  270        $1,301        $  773
                                                  ======           ======        ======        ======
Net income per share                              $ 0.65           $ 0.26        $ 1.25        $ 0.75
                                                  ======           ======        ======        ======

CENTRAL BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.  IMPAIRED LOANS

     Effective January 1, 1995, Bancorp adopted Statement 114, "Accounting by Creditors for Impairment of a Loan" and Statement 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure - an Amendment of FASB Statement No. 114" which was issued by the Financial Accounting Standards Board (FASB) in 1994. These Statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loans observable market price, or the fair value of the collateral if the loan is collateral dependent.

     As of June 30, 1995 and during the first six months of 1995, Bancorp's investment in impaired loans was not material.

     Generally, when a loan becomes impaired Bancorp discontinues the accrual of interest income. Future interest income is recognized using the cash basis of accounting until the loan is no longer impaired.

6. ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

      In May 1995, the FASB issued Statement No. 122, "Accounting for Mortgage Servicing Rights," which require Banks to allocate the cost of mortgage loans sold between the loan principal and loan servicing rights based on their relative fair values. Bancorp anticipates to adopt the provisions of Statement No. 122 on a prospective basis beginning January 1, 1996. Management believes there will be no material impact upon the adoption of this statement.

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


RESULTS OF OPERATIONS


Net income

         Net income for the second quarter of 1995 increased by 148 percent to $672,000 or $.65 per share compared to $271,000 or $.26 per share during the same period a year ago. Net income for the first six months increased by 103 percent to $1,301,000 or $1.25 per share compared to $642,000 or $.62 per share a year ago. The annualized return on average assets during the first six months of 1995 was 1.34 percent compared to .86 percent during the same period last year.

         The second quarter and six month improvement in earnings was the result of an increase in net interest income and reduction in security and mortgage loan losses, partially offset by higher expenses, which were related to the operations of North Central. The impact on earnings related to the purchase of North Central was the addition of approximately $338,000 during the first six months of 1995, or $.33 per share.

         The 1994 losses related to the sale of securities and mortgages were attributable to managements decision to sell lower yielding assets resulting from significant increases in both short term and long term interest rates during the first six months of 1994. The increase in net interest income and the increase in expenses was primarily related to the operation of Bancorp's acquired Bank subsidiary, North Central Washington Bank, beginning May 1, 1994.

Net interest income

         Net interest income during the first six months of 1995 totaled $4,635,000 a $1,114,000 (31.6 percent) increase over 1994 ($870,000 of the increase was from North Central). The increase resulted from an increase in net earning assets and from a slightly higher interest rate spread. The table below (in thousands) is illustrative:



                                                    1995                              1994
                                                    ----                              ----
                                           Balance          Yield *          Balance          Yield *
                                           -------          -------          -------          -------
Average earning assets:
         Loans                              $126,434         9.85%            $ 88,868         9.52%
         Investments                          46,080         5.48               41,478         5.17
         Other                                 6,424         5.96                8,483         3.64
                                            --------        -----             --------        -----
                 Total                       178,938         8.58              138,829         7.86

Average interest-bearing
  liabilities:
         Deposits                            149,413         3.70              112,227         3.07
         Other                                 5,678         7.03                4,133         4.29
                                            --------        -----             --------        -----
                 Total                       155,091         3.82              116,360         3.12
                                            --------        -----             --------        -----

Net earning assets                          $ 23,847         5.27%            $ 22,469         5.23%
                                            ========        =====             ========        =====

*Annualized with a 34 percent tax equivalent adjustment.


         Net interest income is influenced by changes in both interest rates
(rate) and changes in interest-bearing assets and liabilities (volume). The table presented below (adjusted for tax equivalency and in thousands) is an analysis of these changes for the second quarter and first six months of 1995 compared to the same period a year ago.


                                       SECOND QUARTER                       YEAR-TO-DATE
                           ------------------------------------   ----------------------------------
                           Interest     Interest      Net Int.    Interest    Interest     Net Int.
                             Income      Expense        Income      Income     Expense       Income
                           --------     --------      ---------   --------    --------     ---------
Rate                        $   195      $   250       $   (55)    $   339     $   348      $   ( 9)
Volume                          684          328           356       1,896         788        1,108
                            -------      -------       -------     -------     -------      -------
                            $   879      $   578       $   301     $ 2,235     $ 1,136      $ 1,099
                            =======      =======       =======     =======     =======      =======


         Bancorp's average earning assets for the first six months of 1995 increased $40,109,000 ($32,720,000 from North Central) over the first six months of 1995 while Bancorp's average interest-bearing liabilities increased $38,731,000 ($27,842,000 from North Central). The increase in both earning assets and interest bearing liabilities resulted primarily from the North Central acquisition. Excluding the volume from the acquisition, Bancorp's average earning assets and average interest bearing liabilities increased $7,389,000 and $10,889,000 respectively during the periods presented and were primarily the result of increases in both deposit and loan volumes. In addition, Bancorp's notes payable increased in connection with the North Central acquisition. The difference between the interest earned and the interest paid on this increased volume resulted in approximately $356,000 and $1,108,000 in additional net interest during the second quarter and first six months of 1995, respectively.

         The yield on earning assets increased 72 basis points during the first six months of 1995 to 8.58 percent as compared to 7.86 percent during the same period last year. An increase in yield was experienced in loans and investments securities. This increase is a reflection of the higher interest rate experienced in 1994. Bancorp's cost of funds also increased 70 basis points during the first six months of 1995 to 3.82 percent as compared to 3.12 percent last year. Because the increase in the yield on earning assets was higher than the increase in cost of funds, Bancorp's net interest margin increased from
5.23 percent during 1994 to 5.27 percent during 1995. Bancorp net interest margin decreased from 5.40 percent during the first quarter of 1995 to 5.14 percent during the second quarter of 1995. This decrease in yield was a result of higher deposit rates paid during the second quarter resulting from increasing competitive pressure.

         For the six month period, the higher interest rates experienced since 1994 have not impacted Bancorp's net interest margin significantly. However, because Bancorp is liability sensitive (ie. liabilities are subject to repricing faster than assets) a change in the direction of rates may have an impact on net interest margin. Generally, when interest rates increase Bancorp's net interest margin decreases and if interest rates decrease Bancorp's net interest margin may increase. During July 1995, the Federal Reserve changed the direction of interest rates by slightly lowering the federal funds rate. This action would normally benefit Bancorp's net interest margin. However, because of strong loan demand banks are likely to be more competitive for deposits and therefore these rates may remain relatively high.

         Bancorp has approximately $83.0 million in earning assets repricing or maturing within the next year. As a repricing offset, Bancorp has approximately $85.2 million in savings and checking accounts whose interest rates may increase/decrease along with other market interest rates. Historically, the interest rates paid on savings and checking accounts lag and do not increase as far as the rates earned on loans and investments. These rates have been relatively stable over the past year. Because these rates are already low any decrease in interest rates may not lower these rates significantly. As discussed above, because of competitive pressures to keep deposit rates relatively high and because of the already low savings and checking interest rates Bancorp may continue to experience a decrease in its net interest margin.

         In the event interest rates increase, Bancorp has a significant portion of its securities available for sale to protect Bancorp's margin. These securities have maturities within one to three years and may be sold prior to maturity in a rising interest rate environment. If they are sold prior to maturity Bancorp my experience losses in these securities.


Provision and Allowance for Loan Losses

         Bancorp did not provide for any loan losses during the first six months of 1995 and 1994. Bancorp had net loan recoveries of $44,000 and $46,000 during the first six months of 1995 and 1994, respectively. The effect of the net recoveries, was to increase the allowance for loan losses without making any provisions. Bancorp anticipates loan recoveries to slow in the future which may necessitate the resumption of loan loss provisions as Bancorp's loan portfolio increases.

         The allowance for loan losses totaled $1,711,000 (1.29 percent of loans) at June 30, 1995, compared to $1,167,000 (1.36 percent of loans) at December 31, 1994. Based upon management's continuing evaluation of inherent risks in the loan portfolio, current levels of classified assets, and economic factors, management believes the allowance is adequate to absorb potential losses in the current portfolio.

Other Income and Expense

         Other income, excluding security losses, increased $197,000 or 54 percent during second quarter and increased $274,000 or 36 percent during the first six months of 1995 when compared to the same period a year ago. An increase in gain on sales of loans and an increase in service charges on deposits were primarily responsible for both period increases. The increase in service charges on deposit accounts resulted primarily from the purchase of North Central.

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

         The losses incurred on loans during 1994 were also the result of higher interest rates. Bancorp sells loans to investors in the secondary market at yields different than the originated or committed yield which results in gains and losses. During the first six months of 1994, Bancorp sold approximately $10.8 million in loans in the secondary market at a net gain of $4,000. This compares to sales of $5.5 million in loans in 1995 at a gain of $139,000. The 1994 gain was offset by a $40,000 provision for unrealized losses incurred on committed but unfunded loans.

         Other expenses increased $149,000 or 9 percent and increased $684,000 or 22 percent during the second quarter and first six months of 1995, respectively, compared to the same period last year. Excluding the North Central six month impact of $510,000, the increases occurred primarily in Bancorp's salaries and employee benefits, legal and professional fees, and equipment and data processing. Other expenses as a percent of average assets (annualized) was 3.9 percent in 1995 and 4.1 percent in 1994. Bancorp's efficiency ratio (operating expenses as a percent of operating income) improved to 67 percent in 1995 compared to 73 percent last year. Bancorp anticipates these ratios to continue improving as it's Leavenworth and Cashmere branch facilities, which were started de novo during the past five years, gain profitability as loan and deposit volumes increase and as efficiencies associated with the acquisition of North Central continue to be realized.


FINANCIAL CONDITION

         Bancorp as a financial intermediary attracts deposits and invests those funds in earning assets, primarily loans and investment securities, with expectations for profit. As of June 30, 1995, Bancorp's total loans increased $10.4 million while Bancorp's total assets increased $3.8 million since December 31, 1994. Bancorp's total deposits also increased $2.0 million during the period. The increase in loans was primarily in both commercial and 1 to 4 family real estate loans and was funded with a increase in deposits and a decrease in securities. The increase in deposits was primarily in certificates of deposit partially offset by a decrease in both non-interest bearing demand and savings accounts. For more information on the change in cash and cash equivalents, see the Consolidated Statements of Cash Flows on page 5 of this report.

Loans and Deposits

         Below are summaries of outstanding loans and deposits at June 30, 1995 compared to December 31, 1994 (in thousands):

                                                      1995             1994
                                                      ----             ----
Loans
- -----
         Commercial                                $  19,297        $  18,255
         Real Estate
           Construction                                5,067            5,649
           Commercial                                 28,632           25,736
           1-4 Single family                          41,779           38,801
         Installment                                  20,090           18,727
         Agricultural                                 13,736           12,750
         Other                                         3,921            2,232
                                                   ---------        ---------
         Total loans                               $ 132,522        $ 122,150
                                                   =========        =========

Deposits
- --------
         Non-interest bearing                      $  22,217        $  27,245
         Interest bearing demand                      39,197           39,626
         Money market accounts and
           other savings accounts                     47,062           50,948
         Time deposits, $100,000 or more              16,595           12,155
         Other time deposits                          52,150           45,216
                                                   ---------         --------
           Total deposits                          $ 177,221        $ 175,190
                                                   =========        =========

Non-accrual and Past Due Loans

         Certain information regarding non-accrual, past due, and restructured loans is set forth in the following table (in thousands):


                                                    JUNE 30,          DECEMBER 31,
                                              1995          1994         1994
                                              ----          ----         ----
Past due 30+ days and
  still accruing                             $1,680        $1,525        $1,675
Non-accrual loans                               168           217           388
Past due and non-accrual
  loans as a percentage
  of loans                                      1.4%          1.3%          1.7%


         The total of past due loans and non-accrual loans decreased $215,000 to $1,848,000 at June 30, 1995 compared to $2,063,000 at December 31, 1994. The decrease was primarily in non-accrual loans. Bancorp does not anticipate any significant losses with respect to these loans or any other assets not reported above.


Stockholders' Equity and Liquidity

         Bancorp's stockholders' equity at June 30, 1995 was $14,725,000 compared to $13,398,000 at December 31, 1994. On a per share basis, stockholders' equity totaled $14.58 compared to $13.41 on the same dates, respectively. Bancorp's annualized return on average equity during the first six months of 1995 totaled 18.9 percent compared to 10.3 percent during the same period a year ago. The increase in stockholders' equity was the result of the retention of earnings after payment of $350,000 in cash dividends, $57,000 from the exercise of 10,400 shares related to stock options, and by a $320,000, net of tax, decrease in the unrealized loss on securities available for sale.

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

         Below is a summary of the various capital ratios of Bancorp and subsidiaries at June 30, 1995 compared to December 31, 1994.

                                                                        North         Regulatory
Ratio                                      Bancorp      Central        Central         Minimum
- -----                                      -------      -------        -------        ---------
Leverage                   6/30/95           7.41%        8.35%          8.74%            4.0%
                          12/31/94           7.03%        8.58%          8.06%

Tier I capital             6/30/95          11.24%       12.15%         14.98%            4.0%
                          12/31/94          11.16%       13.02%         14.43%

Total capital              6/30/95          12.49%       13.39%         16.24%            8.0%
                          12/31/94          12.41%       14.28%         15.69%

         The above ratios do not include unrealized gains and losses on securities available for sale which are excluded from the ratios by the federal regulatory agencies.

         Bancorp's liquidity position decreased during the first six months of 1995 as a result of increased loan demand. However, Bancorp believes its liquidity to be more than adequate to meet future funding needs. Liquidity indicators include the loan to deposit ratio, which totaled 75 percent and 70 percent on June 30, 1995 and December 31, 1994, respectively, and the amount of interest bearing deposits and investment securities maturing in one year, which totaled $19,813,000 and $21,129,000 on the same dates, respectively. Deposits in excess of $100,000 and short-term borrowing, considered by Bancorp as volatile liabilities, increased from $14,355,000 at December 31, 1994 to $19,185,000 at June 30, 1995.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Bancorp's 1995 Annual Meeting of Shareholders was held on April 28, 1994.

         (b) At the Annual Meeting the following Directors were duly elected for a three-year term ending at the 1998 annual meeting; Alfred Cordell, Courtney Guderian, and William Liddell. The Directors whose terms of office expire in 1996 are Lonnie DeCamp and Gerald Cawdery. Don Wm. Telford, Gary M. Bolyard, and Larry Carlson remain in office until 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CENTRAL BANCORPORATION
                                                (Registrant)


Date       July 31, 1995                   By /s/  GARY M. BOLYARD
    ----------------------------              --------------------------
                                                   Gary M. Bolyard
                                                    President and
                                               Chief Executive Officer


Date       July 31, 1995                   By /s/  JOSEPH E. RIORDAN
    ----------------------------              --------------------------
                                                   Joseph E. Riordan
                                           Treasurer and Assistant Secretary
                                              (Principal Financial Officer)