Form 10QSB
period 1995-09-30
CENTRAL BANCORPORATION /WA/
filed 1995-10-31
CIK 718984

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1995
                               --------------------------------------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from               to
                               -------------    --------------

Commission file number     0-16356
                      ----------------

                             CENTRAL BANCORPORATION
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Washington                                  91-1203145
 ---------------------------------            -------------------------------
  (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization                   Identification Number

                            301 NORTH CHELAN AVENUE
                         WENATCHEE, WASHINGTON, 98801
                    ---------------------------------------
                    (Address of Principal Executive Offices)

                                (509) 663-0733
                          --------------------------
                          (Issuer's Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                  No
                           -----                   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

       1,014,565 shares of common stock outstanding at September 30, 1995

Transitional Small Business Disclosure Format (check one):

                       Yes                      No   X
                           -----                   -----

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


1.    Consolidated balance sheets for December 31, 1994 and September 30,
      1995.

2. Consolidated statements of operations for the third quarter and first nine months ended September 30, 1995 and 1994.

3. Consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994.

4.    Notes to consolidated financial statements.

CENTRAL BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

---------------------------------------------------------------------------------------
                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                     1995          1994
---------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                          $ 10,528      $ 14,636
Interest bearing deposits in other banks                           12,148         4,670
                                                                 --------      --------
    Cash and cash equivalents                                      22,676        19,306
Securities held to maturity (market value
  of $18,157 in 1995 and $19,677 in 1994)                          18,182        20,216
Securities available for sale, at market                           25,151        27,142
Loans                                                             129,578       122,150
  Less allowance for loan losses                                    1,836         1,667
                                                                 --------      --------
Loans, net                                                        127,742       120,483

Premises and equipment, net                                         6,116         6,437
Accrued interest receivable                                         1,745         1,407
Other assets, net                                                     774           669
                                                                 --------      --------
  Total assets                                                   $202,386      $195,660
                                                                 ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand                                    $ 27,968      $ 27,245
  Interest-bearing                                                151,495       147,945
                                                                 --------      --------
  Total deposits                                                  179,463       175,190

Short-term borrowings                                               2,493         2,200
Notes payable                                                       2,895         3,194
Accrued interest and other liabilities                              2,220         1,678
                                                                 --------      --------
  Total liabilities                                               187,071       182,262

Stockholders' equity:
  Common stock, $1.67 par value. Authorized
    3,000,000 shares; issued and outstanding
    1,014,565 in 1995 and 999,243 in 1994.                          1,691         1,665
  Surplus                                                           2,678         2,616
  Retained earnings                                                10,986         9,507
  Unrealized loss on securities available for sale                    (40)         (390)
                                                                 --------      --------
  Total stockholders' equity                                       15,315        13,398
                                                                 --------      --------
Total liabilities and stockholders' equity                       $202,386      $195,660
                                                                 ========      ========



See accompanying notes to consolidated financial statements.

CENTRAL BANCORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts) (unaudited)

--------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                          1995            1994        1995        1994
--------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans             $3,250         $2,801     $ 9,425      $6,974
  Interest on securities:
    Taxable                                 515            518       1,617       1,383
    Exempt from federal income tax           57             57         161         191
  Other interest income                     163            141         352         289
                                        -------         ------     -------      ------
    Total interest income                 3,985          3,517      11,555       8,837

INTEREST EXPENSE:
  Interest on deposits                    1,533          1,149       4,270       2,860
  Interest on borrowings                     92             92         290         180
                                        -------         ------     -------      ------
    Total interest expense                1,625          1,241       4,560       3,040
                                        -------         ------     -------      ------
    Net interest income                   2,360          2,276       6,995       5,797
Provision for loan losses                   120              -         120           -
                                        -------         ------     -------      ------
    Net interest income after the
      provision for loan loss             2,240          2,276       6,875       5,797

OTHER INCOME:
  Loan servicing fees                        54             50         152         152
  Service charges on deposit accounts       261            244         763         605
  Gain on sales of loans, net               212             26         351         (10)
  Loss on securities available for
    sale                                      -              0           -        (244)
  Other service charges and fees            145            153         435         486
                                         ------         ------     -------      ------
    Total other income                      672            473       1,701         989

OTHER EXPENSES:
  Salaries and employee benefits            994            917       3,004       2,525
  Occupancy expense of premises             143            131         381         347
  Printing, stationery and supplies          80             55         256         174
  Equipment and data processing             173            248         527         504
  Legal and professional                    109             29         211          95
  Business and occupation taxes              53             47         151         116
  Deposit insurance assessment              (14)            92         182         243
  Other                                     269            253         885         879
                                         ------         ------     -------      ------
    Total other expenses                  1,807          1,772       5,597       4,883
                                         ------         ------     -------      ------
    Income before income tax
       expense                            1,105            977       2,979       1,903
Income tax expense                          325            332         898         616
                                         ------         ------     -------      ------
    Net income                           $  780         $  645     $ 2,081      $1,287
                                         ======         ======     =======      ======
Net income per share                      $0.75          $0.62       $2.00       $1.25
                                          =====          =====       =====       =====


See accompanying notes to consolidated financial statements.

CENTRAL BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)  (unaudited)

-----------------------------------------------------------------------------------------------
                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                       1995        1994
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 2,081     $ 1,287
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                       398         424
    Decrease (increase) in loans held for sale                       (1,650)      1,342
    Provision for loan losses                                           120           -
    Net amortization of premiums (discounts)                            (68)         58
    Loss on securities available for sale                                 -         244
    Loan fees deferred, net of amortization                              71         105
    Dividends on FHLB stock                                             (41)        (36)
    Other                                                               (80)        325
                                                                  ----------  ----------
    Total adjustments                                                (1,250)      2,462
                                                                  ----------  ----------
  Net cash provided by operating activities                            831       3,749

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturing securities held to maturity                2,638       2,200
    Purchase of securities held to maturity                            (572)     (9,152)
    Proceeds from sales of securities available for sale                 -       7,224
    Proceeds from maturing securities available for sale              9,204      11,375
    Purchase of securities available for sale                        (6,606)     (7,640)
    Cash used for acquisition costs                                       -       7,281
    Change in loans, net                                             (5,800)    (15,466)
    Acquisition of premise and equipment                                (77)       (222)
                                                                  ----------  ----------
  Net cash used in investing activities                              (1,213)     (4,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                          4,273      11,750
    Net increase (decrease) in short-term borrowings                    293         (90)
    Proceeds from stock options exercised                                88           -
    Proceeds from borrowings                                              -       2,993
    Principal payments on notes payable                                (300)     (3,000)
    Cash dividends                                                     (602)       (595)
                                                                  ----------  ----------
  Net cash provided by (used in) financing activities                 3,752      11,058

  Net increase in cash and cash equivalents                           3,370      10,407
  Cash and cash equivalents at beginning of year                     19,306      11,758
                                                                  ----------  ----------
  Cash and cash equivalents at end of period                        $22,676     $22,165
                                                                  ==========  ==========
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:     Interest                    $4,104      $2,794
                                         Income tax                     870         472

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Bancorp purchased all of the capital stock of First Bank Washington for $4,119. In connection with the acquisition, liabilities were assumed as follows:

   Fair value of assets acquired                                                $52,709
   Cash paid for capital stock                                                   (4,119)
                                                                              ----------
   Liabilities assumed                                                          $48,590
                                                                              ==========

See accompanying notes to consolidated financial statements.

CENTRAL BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results anticipated for the year ending December 31, 1995. For additional information refer to the consolidated financial statements and footnotes thereto included in Central Bancorporation's annual report on Form 10-KSB for the year ended December 31, 1994.

2. NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common stock outstanding, including shares issuable under stock options plans, when dilutive, during the periods presented.

     The weighted average number of shares outstanding used to compute net income per share was 1,041,771 during the quarter and 1,038,417 during the nine month periods in 1995 and 1,035,706 during the quarter and 1,032,714 during the nine month periods in 1994, respectively.

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

                                     -------------------------  ----------------------
CONDENSED PRO-FORMA                     THREE MONTHS ENDED       NINE MONTHS ENDED
STATEMENTS OF OPERATIONS                    SEPTEMBER 30,            SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                    1995           1994        1995        1994
                                     -------------------------  ----------------------
Interest income                         $3,985         $3,517     $11,555      $9,908
Interest expense                         1,625          1,241       4,560       3,494
Provision for loan losses                  120              -         120           -
                                     ----------     ----------  ----------  ----------
  Net interest income                    2,240          2,276       6,875       6,414

Other income                               672            473       1,701       1,134
Other expense                            1,807          1,772       5,597       5,535
Income tax expense                         325            332         898         654
                                     ----------     ----------  ----------  ----------
    Net income                          $  780         $  645     $ 2,081      $1,359
                                     ==========     ==========  ==========  ==========
Net income per share                     $0.75          $0.62       $2.00       $1.32
                                     ==========     ==========  ==========  ==========

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

     As of September 30, 1995 and during the first nine months of 1995, Bancorp's investment in impaired loans was not material.

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

7. ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

      On October 18, 1995, the FASB approved a on-time suspension of the rules of Statement No. 115 from mid November to December 31, 1995. This decision allows financial institutions and corporations a one-time opportunity to reclassify their investments between "Available for Sale" and "Held to Maturity. This suspension will allow for the redesignation of any security within the portfolio without the risk of tainting other securities. Bancorp has not assessed the impact of the FASB decision on it's financial statements at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


GENERAL


         This discussion is provided for Central Bancorporation ("Bancorp") and it.s wholly owned subsidiaries Central Washington Bank ("Central") and North Central Washington Bank ("North Central"). Central and North Central operate in ten locations, located in North Central Washington, and provide families and businesses with a wide variety of financial services, primarily loans and deposits. Central Washington Bank's wholly owned subsidiary, Central Financial Services, Inc. provides banking customers with financial products, such as annuities and mutual funds.

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


RESULTS OF OPERATIONS


Net income

         Net income for the third quarter of 1995 increased by 21 percent to $780,000 or $.75 per share compared to $645,000 or $.62 per share during the same period a year ago. Net income for the first nine months increased by 62 percent to $2,081,000 or $2.00 per share compared to $1,287,000 or $1.25 per share a year ago. The annualized return on average assets during the first nine months of 1995 was 1.41 percent compared to 1.05 percent during the same period last year.

         The third quarter and nine month improvement in earnings was the result of an increase in net interest income and reduction in security and mortgage loan losses, partially offset by a modest provision for loan losses and higher expenses (related to the operations of North Central). The impact on earnings related to the purchase of North Central was the addition of approximately $439,000 during the first nine months of 1995, or $.42 per share compared to $201,000, or $.19 last year.

         The 1994 losses related to the sale of securities and mortgages were attributable to management's decision to sell lower yielding assets resulting from significant increases in both short term and long term interest rates during the first nine months of 1994. The increase in net interest income and the increase in expenses was primarily related to the operation of Bancorp's acquired Bank subsidiary, North Central Washington Bank, beginning May 1, 1994.

Net interest income

         Net interest income during the first nine months of 1995 totaled $6,995,000 a $1,198,000 (20.7 percent) increase over 1994 ($975,000 of the increase was from North Central). The increase resulted from an increase in net earning assets offset by slightly lower interest rate spread. The table below (in thousands) is illustrative:



                                                    1995                              1994
                                                    ----                              ----
                                           Balance          Yield *          Balance          Yield *
                                           -------          -------          -------          -------
Average earning assets:
         Loans                             $ 128,189         9.83%           $  97,867         9.53%
         Investments                          44,815         5.52               43,167         5.16
         Other                                 8,030         5.86                9,097         4.25
                                            --------        -----             --------        -----
                 Total                       181,034         8.59              150,131         7.95

Average interest-bearing
  liabilities:
         Deposits                            150,429         3.80              123,221         3.10
         Other                                 5,589         6.94                3,850         6.25
                                            --------        -----             --------        -----
                 Total                       156,018         3.91              127,071         3.20
                                            --------        -----             --------        -----

Net earning assets                          $ 25,016         5.22%           $  23,060         5.24%
                                            ========        =====            =========        =====

*Annualized with a 34 percent tax equivalent adjustment.


         Net interest income is influenced by changes in both interest rates
(rate) and changes in interest-bearing assets and liabilities (volume). The table presented below (adjusted for tax equivalency and in thousands) is an analysis of these changes for the third quarter and first nine months of 1995 compared to the same period a year ago.


                         THIRD QUARTER                                 YEAR-TO-DATE
             -----------------------------------           -----------------------------------
             Interest     Interest      Net Int.           Interest     Interest      Net Int.
             Income        Expense       Income            Income       Expense        Income
             -------       -------      --------           -------      --------       -------
Rate         $   152       $   205      $   (53)           $   491      $    553       $  (62)
Volume           317           179           138             2,213           967         1,246
             -------       -------       -------           -------       -------       -------
             $   469       $   384       $    85           $ 2,704       $ 1,520       $ 1,184
             =======       =======       =======           =======       =======       =======


         Bancorp's average earning assets for the first nine months of 1995 increased $30,903,000 ($22,905,000 from North Central) over the first nine months of 1994 while Bancorp's average interest-bearing liabilities increased $28,947,000 ($18,420,000 from North Central). The increase in both earning assets and interest bearing liabilities resulted primarily from the North Central acquisition. Excluding the volume from the acquisition, Bancorp's average earning assets and average interest bearing liabilities increased $7,998,000 and $10,527,000 respectively during the periods presented and were primarily the result of increases in both deposit and loan volumes. The difference between the interest earned and the interest paid on this increased volume resulted in approximately $138,000 and $1,246,000 in additional net interest during the third quarter and first nine months of 1995, respectively.

         The yield on earning assets increased 64 basis points during the first nine months of 1995 to 8.59 percent as compared to 7.95 percent during the same period last year. An increase in yield was experienced in loans and investments securities. This increase is a reflection of the higher interest rates experienced since 1994. Bancorp's cost of funds also increased 71 basis points during the first nine months of 1995 to 3.91 percent as compared to 3.20 percent last year. Because the increase in the cost of funds was slightly higher than the increase on earning assets, Bancorp's net interest margin decreased from 5.24 percent during 1994 to 5.22 percent during 1995. Bancorp net interest margin decreased from 5.27 percent during the first six months of 1995 to 5.15 percent during the third quarter of 1995. This decrease in yield was a result of higher deposit rates paid during the third quarter resulting from increasing competitive pressure.

         For the nine month period, the higher interest rates experienced since 1994 have not impacted Bancorp's net interest margin significantly. However, because Bancorp is liability sensitive (ie. liabilities are subject to repricing faster than assets) a change in the direction of rates may have an impact on net interest margin. Generally, when interest rates increase Bancorp's net interest margin decreases and if interest rates decrease Bancorp's net interest margin may increase. During July 1995, the Federal Reserve changed the direction of interest rates by slightly lowering the federal funds rate. This action would normally benefit Bancorp's net interest margin. However, because of strong loan demand banks are likely to be more competitive for deposits and therefore these rates may remain relatively high.

         Bancorp has approximately $89.8 million in earning assets repricing or maturing within the next year. As a repricing offset, Bancorp has approximately $86.9 million in savings and checking accounts whose interest rates may increase/decrease along with other market interest rates. Historically, the interest rates paid on savings and checking accounts lag and do not increase as far as the rates earned on loans and investments. These rates have been relatively stable over the past year. Because these rates are already low any decrease in interest rates may not lower these rates significantly. As discussed above, because of competitive pressures to keep deposit rates relatively high and because of the already low savings and checking interest rates Bancorp may continue to experience a decrease in its net interest margin.

         In the event interest rates increase, Bancorp has a significant portion of its securities available for sale to protect Bancorp's margin. These securities have maturities within one to three years and may be sold prior to maturity. If they are sold prior to maturity Bancorp may experience losses in these securities.


Provision and Allowance for Loan Losses

         Bancorp provided approximately $120,000 for loan losses during the third quarter and first nine months of 1995. Bancorp did not provide for any loan losses in 1994. Bancorp had net loan recoveries of $49,000 and $58,000 during the first nine months of 1995 and 1994, respectively. The 1995 loan loss provision was primarily the result of increases in Bancorp's loan portfolio and because of a slow down in net loan recoveries. If Bancorp experiences further reductions in loan recoveries and further increases in it's loan portfolio, additional loan loss provisions may be required.

         The allowance for loan losses totaled $1,836,000 (1.42 percent of loans) at September 30, 1995, compared to $1,667,000 (1.36 percent of loans) at December 31, 1994. Based upon management's continuing evaluation of inherent risks in the loan portfolio, current levels of classified assets, and economic factors, management believes the allowance is adequate to absorb potential losses in the current portfolio.

Other Income and Expense

         Other income, excluding security losses, increased $199,000 or 42 percent during third quarter and increased $468,000 or 37 percent during the first nine months of 1995 when compared to the same period a year ago. An increase in gain on sales of loans and an increase in service charges on deposits were primarily responsible for both period increases. The increase in service charges on deposit accounts resulted primarily from the purchase of North Central.

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

         The losses incurred on loans during 1994 were also the result of higher interest rates. Bancorp sells loans to investors in the secondary market at yields different than the originated or committed yield which results in gains and losses. During the first nine months of 1994, Bancorp sold approximately $12.5 million of 1 to 4 single family real estate to the secondary market at a net gain of $28,000. This compares to sales of $14.0 million of 1 to 4 single family real estate loans in 1995 at a gain of $296,000. Included in the 1995 loan sale volume was the sale of $7.1 million 1 to 4 single family portfolio real estate loans which resulted in a gain of $125,000.

         In addition to the 1995 sales of 1 to 4 real estate loans, Bancorp sold approximately $3.4 million of commercial loans guaranteed by the Small Business Administration (SBA). These sales, were also to secondary market investors, and resulted in approximately $55,000 additional gains on sale of loans. Currently, Bancorp services approximately $4.3 million SBA loans for others.

         Other expenses increased $35,000 or 2 percent and increased $714,000 or 15 percent during the third quarter and first nine months of 1995, respectively, compared to the same period last year. Excluding the North Central nine month impact of $537,000, the increase occurred primarily in Bancorp's salaries and employee benefits, legal and professional fees, and equipment and data processing offset by a decrease in deposit insurance assessment.

         On August 8, 1995, the Federal Deposit Insurance Corporation (FDIC) adopted a rule which reduced the assessment banks pay for deposit insurance from $.23 to $.31 per $100 of insured deposits to a new range of $.04 to $.31. The actual rate paid by each bank will continue to depend on how much risk it poses to the Bank Insurance Fund ("BIF"). During the third quarter of 1995, Bancorp received a $107,000 refund from the FDIC for insurance assessments paid during the second and third quarter of 1995. Assuming the banks remain in the same risk category, the annual pre-tax savings to Bancorp would be approximately $315,000 based on a deposit assessment base of approximately $166,000,000.

         Other expenses as a percent of average assets (annualized) was 3.8 percent in 1995 and 4.0 percent in 1994. Bancorp's efficiency ratio (operating expenses as a percent of operating income) improved to 65 percent in 1995 compared to 72 percent last year. Bancorp anticipates these ratios to continue improving as it's Leavenworth and Cashmere branch facilities, which were started de novo during the past five years, gain profitability as loan and deposit volumes increase and as efficiencies associated with the acquisition of North Central continue to be realized.

FINANCIAL CONDITION

         Bancorp as a financial intermediary attracts deposits and invests those funds in earning assets, primarily loans and investment securities, with expectations for profit. As of September 30, 1995, Bancorp's total loans increased $7.4 million while Bancorp's total assets increased $6.7 million since December 31, 1994. Bancorp's total deposits also increased $4.3 million during the period. The increase in loans was primarily in both commercial, commercial real estate and real estate construction loans and was funded with a increase in deposits and a decrease in securities. The increase in deposits was primarily in certificates of deposit partially offset by a decrease in both interest bearing demand and savings accounts. For more information on the change in cash and cash equivalents, see the Consolidated Statements of Cash Flows on page 5 of this report.


Loans and Deposits

         Below are summaries of outstanding loans and deposits at September 30, 1995 compared to December 31, 1994 (in thousands):

                                                      1995             1994
                                                      ----             ----
Loans
-----
         Commercial                                $  19,729        $  18,255
         Real Estate
           Construction                                7,780            5,649
           Commercial                                 27,828           25,736
           1-4 Single family                          37,822           38,801
         Installment                                  19,917           18,727
         Agricultural                                 13,631           12,750
         Other                                         2,871            2,232
                                                   ---------        ---------
               Total loans                         $ 129,578        $ 122,150
                                                   =========        =========

Deposits
--------
         Non-interest bearing                      $  27,968        $  27,245
         Interest bearing demand                      38,207           39,626
         Money market accounts and
           other savings accounts                     48,696           50,948
         Time deposits, $100,000 or more              12,283           12,155
         Other time deposits                          52,309           45,216
                                                   ---------        ---------
           Total deposits                          $ 179,463        $ 175,190
                                                   =========        =========


Non-accrual and Past Due Loans

         Certain information regarding non-accrual, past due, and restructured loans is set forth in the following table (in thousands):


                                                 SEPTEMBER 30,      DECEMBER 31,
                                              1995         1994         1994
                                              ----         ----         ----
Past due 30+ days and
  still accruing                             $1,670      $   785      $ 1,675
Non-accrual loans                               306          131          388
Past due and non-accrual
  loans as a percentage
  of loans                                      1.5%          .8%         1.7%

         The total of past due loans and non-accrual loans decreased $87,000 to $1,976,000 at September 30, 1995 compared to $2,063,000 at December 31, 1994.
The decrease was primarily in non-accrual loans. Total past due and non-accrual loan increased significantly since September 30, 1994; however, that continue to be at an acceptable level when measured as a percentage of loans. The increase was primarily in real estate construction, 1-4 single family, commercial and commercial real estate, offset by a decrease in agricultural loans. Bancorp does not anticipate any significant losses with respect to these loans or any other assets not reported above.



Stockholders' Equity and Liquidity

         Bancorp's stockholders' equity at September 30, 1995 was $15,315,000 compared to $13,398,000 at December 31, 1994. On a per share basis, stockholders' equity totaled $15.10 compared to $13.41 on the same dates, respectively. Bancorp's annualized return on average equity during the first nine months of 1995 totaled 19.6 percent compared to 13.5 percent during the same period a year ago. The increase in stockholders' equity was the result of the retention of earnings after payment of $602,000 in cash dividends, $88,000 from the exercise of 15,322 shares related to stock options, and by a $350,000, net of tax, decrease in the unrealized loss on securities available for sale.

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

         Below is a summary of the various capital ratios of Bancorp and subsidiaries at September 30, 1995 compared to December 31, 1994.

                                                       North    Regulatory
Ratio                             Bancorp   Central   Central    Minimum
-----                             -------   -------   -------   ----------
Leverage              9/30/95       7.52%     8.30%     8.76%      4.0%
                     12/31/94       7.03%     8.58%     8.06%

Tier I capital        9/30/95      11.60%    12.29%    15.85%      4.0%
                     12/31/94      11.16%    13.02%    14.43%

Total capital         9/30/95      12.85%    13.54%    17.11%      8.0%
                     12/31/94      12.41%    14.28%    15.69%

         The above ratios do not include unrealized gains and losses on securities available for sale which are excluded from the ratios by the federal regulatory agencies.

         Bancorp increased it's liquidity position during the third quarter of 1995 by selling approximately $10.5 million portfolio real estate loans and SBA loans. These loans were sold in anticipation of future liquidity requirements. As a result, Bancorp believes its current liquidity position to be more than adequate to meet future funding needs. Liquidity indicators include the loan to deposit ratio, which totaled 72 percent and 70 percent on September 30, 1995 and December 31, 1994, respectively, and the amount of interest bearing deposits and investment securities maturing in one year, which totaled $35,846,000 and

$21,129,000 on the same dates, respectively. Deposits in excess of $100,000 and short-term borrowing, considered by Bancorp as volatile liabilities, increased from $14,355,000 at December 31, 1994 to $14,776,000 at September 30, 1995.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Bancorp filed a current report on Form 8-K dated August 23, 1995 indicating a change in Bancorp's certifying accountant. No financial statements were filed as part of the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   CENTRAL BANCORPORATION
                                                        (Registrant)


Date    October 27, 1995                           By /S/  GARY M. BOLYARD
    -------------------------------                   -------------------------
                                                           Gary M. Bolyard
                                                         President and Chief
                                                          Executive Officer


Date    October 27, 1995                           By /S/  JOSEPH E. RIORDAN
    -------------------------------                   -------------------------
                                                           Joseph E. Riordan
                                                        Treasurer and Assistant
                                                          Secretary (Principal
                                                           Financial Officer)