Form 10KSB
period 1995-12-31
CENTRAL BANCORPORATION /WA/
filed 1996-03-14
CIK 718984

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1995     Commission File No. 0-16356

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    --------------

                         Commission File Number 1-10321

                             CENTRAL BANCORPORATION
                 (name of small business issuer in its charter)

         WASHINGTON                                    91-1203145
   State of Incorporation                  I.R.S. Employer Identification No.

                                301 NORTH CHELAN
                           WENATCHEE, WASHINGTON 98801
                    (Address of principal executive offices)

                                 (509) 663-0733
                           (Issuer's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK,
                                                                $1.67 PAR VALUE
                                                                (TITLE OF CLASS)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/
                  ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO
                                       ---    ---
Revenue for most recent year:  $17,884,000
                               -----------

Aggregate market value of voting Common Stock(1) held by nonaffiliates of Registrant as of January 10, 1996: $18,258,780.
                                   -----------

Number of shares of common stock, $1.67 par value, outstanding as of January 10, 1996: 1,014,565 Common Stock.
       ----------------------

Documents incorporated by reference and parts of Form 10-KSB into which
incorporated:   None.
                ----

(1) Based on most recent trade known to the company in a limited trading market; does not necessarily reflect recently announced pending merger into InterWest Bancorp.

                                TABLE OF CONTENTS

ITEM 1...........................................................................    1
               DESCRIPTION OF BUSINESS ..........................................    1
               Subsidiary Banks .................................................    1
               Non-Banking Activities ...........................................    2
               Competition ......................................................    2
               Employees ........................................................    2
      SUPERVISION AND REGULATION ................................................    2
               Bancorp ..........................................................    2
               Holding Company Structure ........................................    2
               Control Transactions .............................................    3
               The Banks ........................................................    4
               Regulation of State Banks ........................................    4
               Regulation of Management .........................................    4
               Control of Financial Institutions ................................    4
               Recent Federal Legislation .......................................    5
               Capital Adequacy Requirements ....................................    6
               FDIC Insurance ...................................................    6
      EFFECTS OF GOVERNMENTAL MONETARY POLICIES .................................    7
      STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES ..........................    8
               Distribution of Assets, Liabilities and Stockholders' Equity;
               Interest Rates and Interest Differential .........................    8
               Securities Portfolio .............................................   10
               Loan Portfolio ...................................................   11
               Summary of Loan Loss Experience ..................................   13
               Deposits .........................................................   14
               Significant Financial Ratios .....................................   15
               Short-Term Borrowings ............................................   15

ITEM 2...........................................................................   16
      DESCRIPTION OF PROPERTY ...................................................   16

ITEM 3...........................................................................   16
      LEGAL PROCEEDINGS .........................................................   16

ITEM 4...........................................................................   16
      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................   16

ITEM 5...........................................................................   17
      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..................   17

ITEM 6...........................................................................   17
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF  OPERATION .....................................................   17
               Selected Financial Data ..........................................   18
               Results of Operations ............................................   18
               Net Interest Income ..............................................   18
               Provision and Allowance for Loan Losses ..........................   20
               Other Income .....................................................   20
               Other Expenses ...................................................   21
               Financial Condition ..............................................   21
               Non-accrual, Past Due and Restructured Loans .....................   22
               Liquidity and Interest Rate Sensitivity Management ...............   23
               Capital Resources ................................................   25

ITEM 7 ....................................................................   26
      FINANCIAL STATEMENTS ................................................   26

ITEM 8 ....................................................................   26
      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE ................................................   26

ITEM 9 ....................................................................   47
      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
      PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...........   47

ITEM 10 ...................................................................   47
      EXECUTIVE COMPENSATION ..............................................   47

ITEM 11 ...................................................................   47
      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ......   47

ITEM 12 ...................................................................   47
      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................   47

ITEM 13 ...................................................................   48
      EXHIBITS, LISTS AND REPORTS ON FORM 8-K .............................   48

                                     PART I



ITEM 1  DESCRIPTION OF BUSINESS

Central Bancorporation ("Bancorp") is a bank holding company incorporated under the laws of the State of Washington with its principal office at 301 North Chelan in Wenatchee, Washington. Bancorp became the parent holding company on July 1, 1983, of Central Washington Bank ("Central"), a banking corporation organized under the laws of the State of Washington through a holding company reorganization.

On April 30, 1994, Bancorp acquired First Bank Washington, Omak, Washington, as a wholly owned subsidiary of Bancorp which operates under the name North Central Washington Bank ("North Central"). The acquisition was accomplished pursuant to a stock purchase agreement dated January 7, 1994, entered into by Bancorp, First Bank System, Inc. and FBS Washington Bancorporation, a wholly owned subsidiary of FBS. Bancorp used the purchase method of accounting in recording the acquisition.

The principal role of Bancorp is to supervise and coordinate the activities of Central and North Central (collectively, the "Subsidiary Banks") and to provide them with capital and services of various kinds. Bancorp derives substantially all of its income from its subsidiaries as dividends. Dividends paid by Bancorp are determined on an individual basis, generally in relation to each Subsidiary Bank's earnings, capital position, and future prospects.

On January 10, 1996, Bancorp and its subsidiary banks entered into an agreement and plan of mergers with InterWest Bancorp, Inc., Oak Harbor, Washington and InterWest's subsidiary, InterWest Savings Bank, pursuant to which Bancorp will be merged into InterWest. The merger agreement provides that Bancorp's common stock will be exchanged for shares of InterWest common stock pursuant to a specified exchange ratio. Consummation of the acquisition is subject to several conditions, including receipt of applicable regulatory approval and approval by Bancorp and InterWest shareholders.

SUBSIDIARY BANKS

Central conducts a general commercial banking business at six locations, principally throughout Chelan and, to a lesser degree, Douglas, Grant and Okanogan Counties which, geographically, are considered to be included in Central's market area. North Central conducts a general commercial banking business at four locations principally throughout Okanogan County.

The Subsidiary Banks perform banking services for their customers which are customary for banks of similar size and character. Such services include retail banking services to individuals and small and medium size businesses, as well as savings accounts, regular and special checking accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, safe deposit and other consumer and business related services.

The Subsidiary Banks are also active in the consumer and commercial banking business, and provide individuals and businesses a variety of loan programs including real estate, commercial and agricultural loans.

Central maintains offices in Cashmere, Chelan, East Wenatchee, Leavenworth and Manson as well as in Wenatchee. Central has been located in the City of Wenatchee since it opened for business on January 26, 1965. Central's main office is located at 301 North Chelan.

North Central maintains offices in Brewster, Omak, Oroville and Tonasket, with its main office located at 21 West First in Omak, Washington.

As state banks, the Subsidiary Banks' ability to extend its existing branch banking system is subject to approval by the Director of Financial Institutions of the State of Washington ("Director"), and by the Federal Deposit Insurance Corporation ("FDIC"). The branching laws of the State of Washington allow banks to branch anywhere in the State.

NON-BANKING ACTIVITIES

Central engages in providing its customers insurance and investment related products such as annuities and mutual funds through its wholly owned subsidiary, Central Financial Services, Inc. Revenues do not presently constitute a significant portion of Bancorp's total operating revenues.

COMPETITION

The financial services industry is facing increasingly intense competition fostered in part by continuing government deregulation efforts. Such deregulation has narrowed the differences between banks and other financial institutions and has, therefore, increased the competition among them.

The Subsidiary Banks actively compete with other financial institutions in their primary market area. Competition for making real estate, commercial and installment loans, and in attracting savings deposits comes primarily from the branches of three large regional banks, three community banks and from a number of other financial institutions, including mutual savings banks, savings and loan associations, finance companies and credit unions. Additional competition in attracting savings deposits comes from non-bank institutions providing financial services such as money market mutual funds, diversified retail companies, and obligations offered by corporations, governments and government agencies.

EMPLOYEES

Bancorp and the Subsidiary Banks had 114 full- and 34 part-time employees as of December 31, 1995. Such employees are not represented by a union or any other collective bargaining group, and management considers employee relations good. Employees are provided benefits such as paid vacations and medical, vision, dental and life insurance, and a savings and profit sharing plan.

SUPERVISION AND REGULATION

BANCORP

GENERAL

As a bank holding company, Bancorp is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places Bancorp under the supervision of the Board of Governors of the Federal Reserve System ("FRB"). In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking. Certain recent legislation designed to expand interstate branching and relax federal restrictions on interstate banking will continue to be phased in over the next two years and may expand opportunities for bank holding companies (for additional information see below under the heading "The Bank - Recent Federal Legislation - Interstate Banking and Branching"). However, the impact of this legislation on Bancorp is unclear at this time.

HOLDING COMPANY STRUCTURE

FRB Regulation. Bancorp must obtain the approval of the FRB: (1) prior to acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank; (2) before merging or consolidating with another bank holding company; and (3) before acquiring substantially all of the assets of any additional banks. Until September, 1995, the BHCA also prohibited the acquisition by Bancorp of any such interest in any bank or bank holding company located in a state other than Washington unless the laws of the state in which such bank was located expressly authorized such acquisition. Now, subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of an out-of-state bank without regard to whether such transaction is prohibited by the laws of any state.

Bancorp is required by the BHCA to file annual and quarterly reports and such other reports as may be required from time to time by the FRB. In addition, the FRB performs periodic examinations of Bancorp and its subsidiary Banks.

Holding Company Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company which is not a bank or a bank holding company unless the FRB determines that the activities of such company are so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public that would outweigh possible adverse effects. For example, the FRB has by regulation determined activities such as, among others, operating an industrial loan company, industrial bank, savings association, mortgage company, finance company, trust company, credit card company or factoring company; performing certain data processing operations; and providing investment and financial advice, are so closely related to banking as to be a proper incident thereto within the meaning of the BHCA. On the other hand, activities such as, among others, real estate brokerage and syndication; land development; property management; underwriting of life insurance not related to credit transactions; and, with certain exceptions, securities underwriting and equity funding, are not so closely related to banking as to be a proper incident thereto within the meaning of the BHCA. In the future, the FRB may from time to time add to or delete from the list of activities permissible for bank holding companies.

Transactions With Affiliates. Bancorp and its subsidiary Banks will be deemed affiliates within the meaning of the Federal Reserve Act and transactions between affiliates are subject to certain restrictions. Covered transactions include, subject to specific exceptions, loans by bank subsidiaries to affiliates, investments by bank subsidiaries in securities issued by an affiliate, the taking of such securities as collateral, and the purchase of assets by a bank subsidiary from an affiliate. Bancorp and its subsidiary Banks are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

Tie-In Arrangements. Bancorp and its subsidiary Banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, Bancorp or its subsidiary Banks may not condition an extension of credit on a customer's obtaining services provided by it or on a promise from its customer not to obtain other services from a competitor.

State Law Restrictions. As a corporation chartered under the laws of the State of Washington, Bancorp is also be subject to certain limitations and restrictions as provided under applicable Washington corporate law.

Securities Registration and Reporting. The common stock of Bancorp is registered as a class with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by Bancorp under that Act can be inspected and copied at or obtained from the Washington, D.C., office of the SEC. In addition, the securities issued by Bancorp are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

CONTROL TRANSACTIONS

The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given 60 days' prior written notice of the proposed acquisition, and within that time period, the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the FRB, the acquisition of 10 percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

In addition, any "company" would be required to obtain the approval of the FRB under the BHCA before acquiring 25 percent (5 percent if the company is a bank holding company) or more of the outstanding shares of Bancorp, or otherwise obtain control over Bancorp.

THE BANKS

GENERAL

Despite some recent legislative initiatives to reduce regulatory burdens, banking remains a highly regulated industry. Legislation enacted from time to time may increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance between banks and other financial and nonfinancial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the Washington State Legislature, and before various bank regulatory agencies. In addition, there continue to be proposals in Congress to restructure the banking system.

Some of the significant areas of bank regulation, including significant federal legislation affecting state-chartered banks, are generally discussed below.

REGULATION OF STATE BANKS

Washington State banks such as the Banks are subject to primary regulation and examination by the Director and by the FDIC. Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits (see below), certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and dealings with affiliated persons. The FDIC also has authority to prohibit banks under their supervision from engaging in what they consider to be an unsafe and unsound practice in conducting their business. State banks are permitted by state law to invest, up to a specified amount of assets or net worth (as defined), in the equity securities of any business entity except an insurance or travel agency. This and certain other powers of state banks have been limited by federal legislation (for additional information see below, "Recent Federal Legislation - Interstate Banking and Branching").

State banking law provides that the amount of funds which a bank may lend to a single borrower is generally limited to 20 percent of capital and surplus. For this purpose, capital includes (i) the amount of common stock outstanding and unimpaired, (ii) the amount of preferred stock outstanding and unimpaired, and
(iii) capital notes or debentures issued pursuant to RCW 30.36. Surplus includes capital surplus, reflecting the amounts paid in excess of the par or stated value of capital stock, or amounts contributed to the bank other than for capital stock, and undivided profits. As of December 31, 1995, CWB's lending limit was approximately $1,095,000 and NCWB's lending limit was approximately $823,000.

REGULATION OF MANAGEMENT

Federal law provides for the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, places restraints on lending by a bank to its executive officers, directors, or principal shareholders, and prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

CONTROL OF FINANCIAL INSTITUTIONS

No person may acquire "control" of a bank unless the appropriate federal agency has been given 60 days prior written notice and within that time the agency has not disapproved the acquisition. Substantial monetary penalties may be imposed for violation of the change in control or other provisions of banking laws. State banking laws further require that 30 days prior to the acquisition of control, defined as direct or indirect ownership, control or power to vote 25 percent or more of the outstanding stock of a bank, the acquiring party must file with the Director an application containing certain specified information. Acquisitions of control in violation of the statute are deemed void.

RECENT FEDERAL LEGISLATION

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") will, over the next two years, permit nationwide interstate banking and branching. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Individual states have authority to "opt out" of certain of these provisions. The Interstate Act currently allows states to enact "opting-in" legislation that (i) permits interstate mergers within their own borders before June 1, 1997, and (ii) permits out-of-state banks to establish de novo branches within the state. After September 29, 1995, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, beginning June 1, 1997, banks will be permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

Given that Washington State has permitted interstate banking for a number of years, this legislation is not expected to have a profound impact on banking in Washington or on the Banks' operations in particular. Nevertheless, the impact that the Interstate Act might have on the Banks is impossible to predict.

Since July of 1987, the State of Washington has generally permitted out-of-state bank holding companies to purchase more than 5 percent of the voting shares of a Washington-based bank, provided (1) such bank has been doing business for at least three years prior to the acquisition by the out-of-state bank holding company of such voting shares, and (2) the state in which the out-of-state bank holding company is based has reciprocal laws (i.e. permits Washington bank holding companies to purchase more than 5 percent of the voting shares of banks chartered under that state's laws).

The Interstate Act broadens interstate banking authority by eliminating the reciprocity requirement for adequately capitalized bank holding companies. Washington may enact "opting in" legislation authorizing interstate mergers. In any event, unless Washington enacts "opting out" legislation, interstate bank holding companies may, after June 1, 1997, consolidate their banking subsidiaries into a single interstate institution.

Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"). FDICIA was enacted into law in late 1991. As required by FDICIA, numerous regulations have been adopted by federal bank regulatory agencies, including the following: (1) federal bank regulatory authorities have established five different capital levels for banks and, as a general matter, enable banks with higher capital levels to engage in a broader range of activities; (2) the FRB has issued regulations requiring standardized disclosures with respect to interest paid on deposits; (3) the FDIC has imposed restrictions on the acceptance of brokered deposits by weaker banks; (4) the FDIC has implemented risk-based deposit insurance premiums; and (5) the FDIC has issued regulations requiring state chartered banks to comply with certain restrictions with respect to equity investments and activities in which the banks act as a principal.

FDICIA recapitalized the Bank Insurance Fund ("BIF") and required the FDIC to maintain the BIF and Savings Association Insurance Fund ("SAIF") at 1.25 percent of insured deposits by increasing deposit insurance premiums as necessary to maintain such ratio. FDICIA also required federal bank regulatory authorities to prescribe, by December 1, 1993, (1) non-capital standards of safety and soundness; (2) operational and managerial standards for banks; (3) asset and earnings standards for banks and bank holding companies addressing such areas as classified assets, capital, and stock price; and (4) standards for compensation of executive officers and directors of banks. However, this provision was modified by recent legislation to allow federal regulatory agencies to implement these standards through either guidelines or regulations.

The full effect FDICIA will have on financial institutions is not known at this time and cannot be predicted with certainty. However, FDICIA and similar legislation and regulatory requirements have historically increased the cost of doing business, and it is clear that this legislation places a premium on the maintenance of a strong capital position.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). FIRREA became effective on August 9, 1989. Among other things, this far-reaching legislation (1) phased in significant increases in FDIC insurance premiums paid by commercial banks; (2) created two deposit insurance pools within the FDIC, one to insure commercial bank and savings bank deposits and the other to insure savings association deposits; (3) for the first time, permitted bank holding companies to acquire healthy savings associations; (4) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (5) greatly enhanced the regulators' enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

CAPITAL ADEQUACY REQUIREMENTS

The FRB, the FDIC, and the OCC (collectively, the "Federal Banking Agencies") have established uniform capital requirements for all commercial banks. A bank that does not achieve and maintain adequate capital levels may be subject to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. In addition, banks are required to meet certain guidelines concerning the maintenance of an adequate allowance for loan and lease losses.

The Federal Banking Agencies' "risk-based" capital guidelines establish a systematic, analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into several categories, with high levels of capital being required for the categories perceived as representing greater risk. The risk weights assigned to assets and credit equivalent amounts of off-balance sheet items are based primarily on credit risk. Other types of exposure, such as interest rate, liquidity and funding risks, as well as asset quality problems, are not factored into the risk-based ratio. Such risks, however, will be taken into account in determining a final assessment of an organization's capital adequacy. Under these new regulations, banks are required to achieve a minimum total risk-based capital ratio of 8 percent.

The Federal Banking Agencies also have adopted leverage ratio standards that require commercial banks to maintain a minimum ratio of core capital to total assets (the "Leverage Ratio") of 3 percent. Any institution operating at or near this level is expected to have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings, and in general, to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels (e.g., an additional cushion of at least 100 to 200 basis points, depending upon the particular circumstances and risk profile).

Regulations adopted by the Federal Banking Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the OCC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels at which an institution is deemed to be "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In order to be "well-capitalized," an institution must maintain, among other things, at least 10 percent total risk-based capital and a 5 percent Leverage Ratio. Increasingly severe restrictions are imposed on the payment of dividends and mortgage fees, asset growth and other aspects of the operations of institutions that fall below the category of "adequately capitalized" (which requires at least 8 percent risk-based capital and a 4 percent Leverage Ratio). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. The Banks would qualify as well-capitalized as of December 31, 1995. Also, as of December 31, 1995, the Banks were not subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

FDIC INSURANCE

Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-related insurance assessment system. The risk classification is based on an assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The capital groups are "well capitalized," "adequately capitalized," and "undercapitalized." The three supervisory subgroups are Group "A" (for financially sound institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increase risk to the deposit insurance fund), and Group "C' (for those institutions with a substantial probability of loss to the fund absent effective corrective action). Recent FDIC proposed rules would reduce the amount of the assessment that banks or savings associations are required to pay.

In August, 1995, the FDIC published a rule that revised the then current range to a new range of $.04 to $.31, thereby reducing premiums that some banks would pay for deposit insurance. The actual rate paid by each bank continued to depend on how much risk that bank posed to the Bank Insurance Fund ("BIF"). The new range did not apply to savings associations whose deposits are insured by the Savings Association Insurance Fund ("SAIF"). Although this rule was effective on September 15, 1995, the new rates took effect retroactive to June 1, 1995, the first day of the month following the month in which BIF's mandated reserve ratio of 1.25 percent was reached. The rule included a mechanism for refunding to banks any excess premiums that were paid after May 31, 1995.

On November 14, 1995, the FDIC voted to reduce the assessment range even further to $.00 to $.27 for the semiannual assessment period that began January 1, 1996. The reduction represents a downward adjustment of 4 basis points from the BIF assessment rate promulgated in August of 1995. One implication of the zero marginal assessment is that the largest institutions in the best capital group will pay the same dollar amount for deposit insurance as the smallest institutions. Another implication is that the best-rated new institutions will receive insurance protection essentially premium-free. The FDIC is analyzing this issue to determine whether new institutions should receive special assessment treatment for a period of time after they initially become insured.

EFFECTS OF GOVERNMENTAL MONETARY POLICIES

Banking is a business which depends on interest rate differentials. In general, the difference between the interest rates paid on a bank's deposits and other interest bearing liabilities and the interest rates earned on a bank's loans, securities and other interest earning assets is the major source of a bank's earnings. Thus, the earnings and growth of Bancorp are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes and curbing inflation and combating recession, but its open market operations in United States government securities, control of the discount rate applicable to the borrowings from the Federal Reserve, and the establishment of reserve requirements against certain deposits influence growth of bank loans, investments and deposits and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on Bancorp are not predictable.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth the average consolidated balance sheets of Bancorp for the past three years along with an analysis of net interest earnings for each major category of interest earning assets and interest bearing liabilities, the average yield or rate paid on each category, and net yield on interest earning assets:

                                                   1995                            1994                            1993
                                      ------------------------------  ------------------------------  ------------------------------
                                        Average              Average    Average              Average    Average              Average
                                      Balance (1)  Interest   Rate    Balance (1)  Interest   Rate    Balance (1)  Interest   Rate
                                      -----------  --------  -------  -----------  --------  -------  -----------  --------   ------

                                                                          (dollars in thousands)
    ASSETS
INTEREST EARNING ASSETS
Loans (2)
  Commercial and agricultural          $ 65,485    $ 6,745   10.30%    $ 52,338    $ 5,061    9.67%    $ 38,927    $ 3,742    9.61%
  Real estate                            38,494      3,494    9.08%      30,352      2,681    8.83%      21,633      2,132    9,86%
  Consumer and other                     24,902      2,450    9.84%      20,617      2,089   10.13%      15,856      1,655   10.44%
                                       --------    -------   ------    --------    -------   ------    --------    -------   ------
                                        128,881     12,689    9.85%     103,307      9,831    9.52%      76,416      7,529    9.85%

Securities
  Taxable                                39,097      2,120    5.42%      38,828      1,941    5.00%      32,484      1,692    5.21%
  Nontaxable (3)                          4,637        332    7.16%       5,551        373    6.72%       5,790        435    7.51%
Federal funds sold and other
  interest earning assets                 9,682        561    5.79%       9,915        431    4.35%       7,955        245    3.08%
                                       --------    -------   ------    --------    -------   ------    --------    -------   ------
    Total interest earning
          assets                        182,297     15,702    8.61%     157,601     12,576    7.98%     122,645      9,901    8.07%

NON-INTEREST EARNING ASSETS
Cash and due from banks                   9,774                           8,436                           6,667
Other assets                              8,658                           8,095                           6,355
Less: allowance for loan loss            (1,740)                         (1,464)                         (1,120)
                                       --------                        --------                        --------
    Total                              $198,989                        $172,668                        $134,547
                                       ========                        ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES

Interest bearing demand                $ 38,900    $   804    2.07%    $ 36,832    $   764    2.07%    $ 29,086    $   750    2.58%
Savings deposits                         47,789      1,511    3.16%      46,092      1,327    2.88%      34,175      1,067    3.12%
Time deposits                            64,150      3,484    5.43%      46,610      1,989    4.27%      34,780      1,575    4.53%
                                       --------    -------   ------    --------    -------   ------    --------    -------   ------
                                        150,839      5,799    3.84%     129,534      4,080    3.15%      98,041      3,392    3.46%
Short-term borrowings                     2,670        145    5.43%       1,962        102    5.20%       2,897         70    2.42%
Notes payable                             2,906        236    8.12%       2,636        152    5.77%       1,534         66    4.30%
                                       --------    -------   ------    --------    -------   ------    --------    -------   ------
  Total interest bearing
  liabilities                           156,415      6,180    3.95%     134,132      4,334    3.23%     102,472      3,528    3.44%

NON-INTEREST BEARING LIABILITIES
AND STOCKHOLDERS' EQUITY
Demand deposits                          25,576                          23,934                          18,873
Other                                     2,364                           1,647                           1,461
Stockholders' equity                     14,634                          12,955                          11,741
                                       --------                        --------                        --------
  Total                                $198,989                        $172,668                        $134,547
                                       ========                        ========                        ========
Net interest income                                $ 9,522                         $ 8,242                         $ 6,373
                                                   =======                         =======                         =======
Net yield on earning assets                                   5.22%                           5.23%                           5.20%
                                                             ======                          ======                          ======
Tax equivalent adjustment (3)                      $   113                         $   127                         $   148


(1) For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2) Included in interest on loans are amortized loan fees which totalled $345,000, $378,000, and $307,000 during 1995, 1994, and 1993, respectively.

(3)  Taxable equivalent adjustment is computed using a 34% tax rate.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                    1995 Compared to 1994             1994 Compared to 1993
                                    ---------------------             ---------------------
                                  Volume      Rate       Net        Volume      Rate       Net
                                  ------      ----       ---        ------      ----       ---

                                                   (dollars in thousands)
INTEREST EARNED ON:
Loans:
  Commercial                     $ 1,337     $ 347     $ 1,684     $ 1,297     $  22     $ 1,319
  Real estate                        737        76         813         788      (239)        549
  Consumer and other                 423       (61)        362         484       (50)        434
                                 -------     -----     -------     -------     -----     -------
    Total                          2,497       362       2,859       2,569      (267)      2,302

Securities:
  Taxable                             14       167         181         319       (70)        249
  Non-taxable                        (64)       20         (44)        (17)      (45)        (62)
Other interest earning assets        (10)      139         129          70       116         186
                                 -------     -----     -------     -------     -----     -------

    Total interest
    earning assets                 2,437       688       3,125       2,941      (266)      2,675

INTEREST PAID ON:
Deposits:

  Interest bearing demand             43        (4)         39         178      (164)         14
  Savings deposits                    50       134         184         348       (88)        260
  Time deposits                      867       628       1,495         510       (96)        414
                                 -------     -----     -------     -------     -----     -------

    Total                            960       758       1,718       1,036      (348)        688
Short-term borrowing (1)              35        (2)         33         (29)       61          32
Note payable                          17        78          95          58        28          86
                                 -------     -----     -------     -------     -----     -------
    Total interest bearing
    liabilities                    1,012       834       1,846       1,065      (259)        806
                                 -------     -----     -------     -------     -----     -------
    Net interest income          $ 1,425     $(146)    $ 1,279     $ 1,876     $  (7)    $ 1,869
                                 =======     =====     =======     =======     =====     =======



The change in interest due to volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(1) Short-term borrowing includes federal funds purchased, securities sold under agreements to repurchase, and the Treasury Tax and Loan account.

SECURITIES PORTFOLIO

Securities

The carrying values of the major classifications of securities were as follows:
(dollars in thousands)

                                Available for Sale               Held to Maturity
                                1995       1994       1993       1995       1994       1993
                                ----       ----       ----       ----       ----       ----
U. S. Treasury and other
  U. S. Government agencies
  and corporations             $25,738    $25,635    $33,573    $11,962    $15,788        --
States and political
  subdivisions                     102         81         --      4,720      4,384     6,178
Other securities                   496        573      1,671         37         44        --
                               -------    -------    -------    -------    -------    ------
  Total                        $26,336    $26,289    $35,244    $16,719    $20,216    $6,178


Analysis of Securities Portfolio

The following table (dollars in thousands) sets forth the stated maturities of securities at December 31, 1995, and the weighted average yields of such securities (calculated on the basis of the cost and effective yield weighted for the scheduled maturity of each security). Mortgage backed securities are reported at their estimated average life. Yields on tax exempt obligations have been computed on a tax equivalent basis using a 34% tax rate.

                                                            Maturing
                                ---------------------------------------------------------------
                                                            After One                After Five
                                                            But Within               But Within
                                Within One Yr.              Five Yrs.                Ten Years           After Ten Years
                                --------------              ----------               ----------          ---------------
                            Amount           Yield    Amount          Yield    Amount          Yield    Amount       Yield
Available for Sale
------------------
U.S. Treasury & other
  U.S. Gov't agencies
  and corporations          $19,184          5.27%    $6,554          5.81%    $   --           --%     $ --           --%
States and political
  subdivisions                   --            --         --            --         --           --       102          8.13
Other securities                496          4.97         --            --         --           --        --            --
                            -------          ----     ------          ----     ------          ----     ----          ----
    Total                   $19,680          5.27%    $6,554          5.81%    $   --           --%     $102          8.13%

Held to Maturity
----------------
U.S. Treasury & other
  U.S. Gov't agencies
  and corporations          $ 9,477          5.50%    $1,666          5.72%    $  809          6.32%    $ 10          9.36%
States and political
  subdivisions                1,584          4.96      2,343          6.15        793          6.89       --            --
Other securities                 --            --         37          6.37         --            --       --            --
                            -------          ----     ------          ----     ------          ----     ----          ----
    Total                   $11,061          5.42%    $4,046          5.95%    $1,602          6.60%    $ 10          9.36%


States and political subdivisions at December 31, 1995, included $4,732,000 of debt securities issued by the State of Washington and its political subdivisions. The market value of these securities totalled $4,759,000. These tax exempt securities were purchased to reduce Bancorp's effective marginal tax rate.

For additional information concerning securities, see Notes 1 and 3 of "Notes to Consolidated Financial Statements".

LOAN PORTFOLIO

The amount of loans outstanding at the indicated dates are shown in the following table according to type of loans.

                                                                December 31
                     ---------------------------------------------------------------------------------------------
                           1995                1994                1993             1992                1991
                     Amount       %      Amount       %      Amount     %     Amount      %       Amount      %
                     ------       -      ------       -      ------     -     ------      -       ------      -

                                                   (dollars in thousands)
Commercial          $ 20,426    15.37%  $ 18,255    14.94%  $11,073   14.28%  $11,194   15.00%    $12,463   17.64%
Real Estate
  Construction         8,018     6.03%     5,649     4.62%    1,573    2.03%    4,929    6.60%      3,845    5.44
  Commercial          27,306    20.55%    25,736    21.07%   20,135   25.97%   16,938   22.69%     15,679   22.19
  1-4 single family   39,640    29.83%    38,801    31.77%   22,860   29.49%   23,186   31.06%     19,237   27.22
Installment           19,891    14.97%    18,727    15.33%   12,868   16.60%   12,001   16.08%     12,497   17.69
Agricultural          13,594    10.23%    12,750    10.44%    6,839    8.82%    4,683    6.27%      5,466    7.74
All other              4,019     3.02%     2,232     1.83%    2,182    2.81%    1,715    2.30%      1,473    2.08
                    --------   ------   --------   ------   -------  ------   -------  ------     -------  ------
    Total           $132,894   100.00%  $122,150   100.00%  $77,530  100.00%  $74,646  100.00%    $70,660  100.00%
                    ========   ======   ========   ======   =======  ======   =======  ======     =======  ======


The following table shows the maturity analysis of loans outstanding (excluding real estate mortgage, installment, and other loans) as of December 31, 1995. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates:

                                                        Maturing
                                        --------------------------------------
                                                    After One
                                        Within      But Within      After
                                        One Year    Five Years      Five Years       Total
                                        --------    ----------      ----------       -----
                                                       (dollars in thousands)
Commercial                              $12,631      $ 6,125         $ 1,670        $20,426
Real Estate
 Construction                             6,869        1,076              73          8,018
Agricultural                              9,237        3,340           1,017         13,594
                                        -------      -------         -------        -------
                                        $28,737      $10,541         $ 2,760        $42,038
                                        =======      =======         =======        =======

Loans maturing after one year with:
    Predetermined
     interest rates                                  $ 4,592         $ 2,760
    Floating or
     adjustable
     interest rates                                    5,949              --
                                                     -------         -------
       Total                                         $10,541         $ 2,760
                                                     =======         =======

Risk Elements

Risk elements include accruing loans past due ninety days or more, non-accrual loans, and loans which have been restructured to provide a reduction or deferral of interest or principal for reasons related to the debtors financial difficulties, potential problem loans, and loan concentrations.

The Bank's policy for placing loans on non-accrual status is based upon management's evaluation of collectibility of both principal and interest. Generally, loans with interest or principal payments which are ninety days or more past due are placed on non-accrual, and the interest accrued is reversed against income.

The following table summarizes the Bank's non-accrual, past due and restructured loans for the years ended December 31:

                               1995    1994    1993    1992    1991
                               ----    ----    ----    ----    ----
                                     (dollars in thousands)
LOANS ACCOUNTED FOR
  ON A NONACCRUAL BASIS:
     Commercial                $ 71    $ 84    $ 79    $ 67    $21
     Real estate
       Construction              --       3      --      --     --
       Mortgage                 127     131       4      71      5
     Installment                 30      47      65      22     17
     Agricultural                --     123     123      --     --
                               ----    ----    ----    ----    ---
       Total                   $228    $388    $271    $160    $43
                               ====    ====    ====    ====    ===


ACCRUING LOANS WHICH ARE
  PAST DUE 90 DAYS OR MORE:
     Installment                 --      --      --       3     --
     Agricultural                --     129      --      --     --
                               ----    ----    ----    ----    ---
       Total                   $ --    $129    $ --    $  3    $--
                               ====    ====    ====    ====    ===

RESTRUCTURED LOANS               --      --      --      --     --


The gross interest income on non-accrual loans that would have been recorded during 1995, if the loans had been current in accordance with their original terms and had been outstanding throughout the year or since origination if held for part of the year, amounts to $73,000. Interest in the amount of $42,000 was included in income during 1995 on non-accrual loans; the difference between the gross income and the amount included in income, or $31,000, represents the amount of interest lost during the year on those loans classified as non-accrual at December 31, 1995.

There are approximately $1,827,000 of loans classified current (and which are performing) on which there are doubts as to the ability of the borrower to comply with the loan repayment terms in the future. Of this amount, management believes that approximately $1,682,000 of such loans have sufficient collateral to cover the debt in the event of liquidation. These loans have been considered by Bancorp in establishing the allowance for loan losses.

At December 31, 1995, the Bank had no foreign loans outstanding and no loan concentrations, except for those indicated in the first table under "Loan Portfolio", exceeding 10 percent of total loans.

Management believes all material restructured loans have been identified based upon the Bank's loan data system and management's awareness of the loan files and customer contact.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Bank's loan loss experience for each of the last five years ended December 31:


                                                         Year Ended December 31
                                            ---------------------------------------------
                                             1995         1994         1993         1992        1991
                                            ------       -------      -------      ------      ------
                                                        (dollars in thousands)
Balance of allowance for loans losses
  at the beginning of years                 $1,667       $1,156       $  978       $  955      $1,090

Charge-offs:
  Commercial                                    61           15           76           52         111
  Real Estate Construction                       -            -            -            -           -
  Real Estate Mortgage                          67            -            -            -           -
  Installment                                   64           30           13           45          46
  Agricultural                                   -            5           13            -         162
  All Other                                     36           14           17           12           2
                                            ------       ------       ------       ------      ------

    Total Loan Charge-offs                  $  228       $   64       $  119       $  109      $  321

Recoveries:
  Commercial                                $  194       $  127       $  116       $   45      $  103
  Real Estate Construction                       -            -            -            -           -
  Real Estate Mortgage                           9           27            -            -           -
  Installment                                   24           21            5           75          41
  Agricultural                                   4            5          174           11          42
  All Other                                      5            2            2            1           -
                                            ------       ------       ------       ------      ------

    Total Loan Recoveries                   $  236       $  182       $  297       $  132      $  186

Net Recoveries (charge-offs)                $    8       $  118       $  178       $   23      $ (135)
Changes Incident to Acquisitions                 -          393            -            -           -
Additions Charged to Operations                120            -            -            -           -
                                            ------       ------       ------       ------      ------

Balance at end of years                     $1,795       $1,667       $1,156       $  978      $  955
                                            ======       ======       ======       ======      ======


The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, classification of loans, and management's estimation of future potential losses.

The 1995 increase in total loan charge-offs reflects a significant increase over 1994 and 1993 due to several factors. They include a weaker economic market and trend and because of the acquisition of North Central which added additional charge-offs in 1995 as compared to 1994. In many instances, charge-offs were taken due to the length of delinquency even though the bank holds a strong collateral position. Many of the 1995 charge-offs are expected to result in recoveries as collateral positions are liquidated.

The allowance for loan losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within such categories.

                                              Allowance for Loan Losses at  December 31
                   ----------------------------------------------------------------------------------------
                          1995               1994              1993             1992              1991
                   Amount      %      Amount      %      Amount     %     Amount    %      Amount       %
                   ------    -----    ------    -----    ------   -----   ------  -----    ------     -----
                                                   (dollars in thousands)
Commercial         $  308      17%    $  233      14%    $  398    34%    $ 207     21%    $ 238       25%
Real Estate
 Construction          80       4         46       3         41     4        49      5        52        5
Real Estate
 Mortgage             726      41        576      35        323    28       386     39       354       37
Installment           254      14        192      12        172    15       222     23       209       22
Agricultural          205      11        158       9        113    10        97     10        80        8
All Other              82       5         17       1         14     1        17      2        22        3
Unallocated           140       8        445      26         95     8         -      -         -        -
                   ------     ---     ------     ---     ------   ---     -----    ---     -----      ---

           Total   $1,795     100%    $1,667     100%    $1,156   100%    $ 978    100%    $ 955      100%
                   ======     ===     ======     ===     ======   ===     =====    ===     =====      ===

The following table sets forth by major category the ratio of net loans charged off (recovered) to total average loans outstanding:

                                 1995       1994       1993      1992     1991
                                ------     ------     ------    ------    -----
Commercial                      (.10)%     (.15)%     (.05)%     .01%      .01%
Real Estate Construction           -          -          -        -          -
Real Estate Mortgage             .04       (.04)         -        -          -
Installment                      .03        .02          -      (.04)      .01
Agricultural                       -          -       (.21)     (.02)      .18
All Other                        .02        .02        .03       .02         -
                                ----       ----       ----      ----       ---
  Total                         (.01)%     (.15)%     (.23)%    (.03)%     .20%
                                =====      ====       ====      ====       ===


For additional information, see "Management's Discussion and Analysis or plan of Operations - Provision for Loan Losses".

DEPOSITS

The average daily amount of deposits and rates paid on savings deposits is summarized for the periods indicated in the following table:

                                                             Years Ended December 31,
                                      ------------------------------------------------------------------
                                            1995                     1994                     1993
                                      -----------------       -----------------        -----------------
                                       Amount      Rate        Amount     Rate          Amount      Rate
                                      --------     ----       --------    -----        --------     ----
                                                            (dollars in thousands)
Deposits:
  Non-interest bearing demand         $ 25,576       - %      $ 23,934      - %        $ 18,873       - %
  Interest bearing demand               38,900     2.06         36,832    2.07           29,086     2.58
  Savings deposits                      47,789     3.16         46,092    2.88           34,175     3.12
  Time deposits                         64,150     5.43         46,610    4.27           34,780     4.53
                                      --------                --------                 --------
                                      $176,415                $153,468                 $116,914

Maturities of time certificates of deposits of $100,000 or more outstanding as of December 31, 1995, are summarized as follows:

                   (dollars in thousands)

3 months or less                                   $ 6,939
Over 3 months through 6 months                       2,714
Over 6 months through 12 months                      2,136
Over 12 months                                       1,670
                                                   -------
                                                   $13,459
                                                   =======

Deposits by foreign depositors at December 31, 1995, 1994, and 1993 were insignificant. For additional information, see Note 7 of "Notes to Consolidated Financial Statements".

SIGNIFICANT FINANCIAL RATIOS

The following table sets forth consolidated operating and capital ratios for the last three years:

                                                    1995       1994        1993
                                                   ------     ------      ------
Return on average assets                            1.28%      1.02%       1.35%
Return on average equity                            17.5%      13.6%       15.5%
Average equity to average asset ratio                7.4%       7.5%        8.7%
Dividend payout ratio to net income                 23.6%      33.7%       29.6%

SHORT-TERM BORROWINGS

For the years ended December 31, 1995, 1994, and 1993 short-term borrowings consisted primarily of federal funds purchased, treasury tax and loan, and securities sold under agreements to repurchase. The following is a summary of consolidated short-term debt for the years indicated:


                                      Securities Sold                                Treasury
                                      Under Repurchase          Federal Funds      Tax and Loan
                                      ----------------          -------------      ------------
                                   (dollars in thousands)
Year ended December 31,
  1995                                   $   734                   $ 1,505            $   656
  1994                                       412                       866                922
  1993                                       601                       776                588
Weighted average interest
rate at year end:
  1995                                      5.53%                     5.53%              5.15%
  1994                                      6.06                      6.06               5.52
  1993                                      2.63                      2.63               2.76
Maximum amount outstanding
during the year:
  1995                                   $ 1,090                   $ 2,408            $ 1,345
  1994                                       600                     2,215              1,178
  1993                                       830                     3,493              1,368
Average amount outstanding
during the year:
  1995                                   $   598                   $ 1,460            $   599
  1994                                       427                       966                568
  1993                                       617                     1,639                641
Weighted average interest
rate during the year:
  1995                                      5.62%                     5.74%              2.76%
  1994                                      3.86                      3.83               2.38
  1993                                      2.61                      2.67               1.69

The average amounts outstanding are principally daily averages, and the average interest rates for the year are computed by dividing the respective interest expense by the average balance.

For additional information, see Note 8 of "Notes to Consolidated Financial Statements".

ITEM 2       DESCRIPTION OF PROPERTY

Bancorp maintains its office at 301 North Chelan, Wenatchee, Washington, which is the same location as Central's main office. The building has, with additions, approximately 27,000 square feet of office space, three drive-up lanes, one walk-up window, 105 parking spaces, and one drive-up ATM. The building was built in 1938, and was extensively remodeled in 1983.

Bancorp, through its subsidiaries, owns the following buildings and property:
East Wenatchee (4,176 square feet; purchased in 1984), Chelan (6,997 square feet; built in 1969), Leavenworth (3,608 square feet; built in 1992), Manson (1,756 square feet; built in 1982), Omak (7,658 square feet; built in 1970), Brewster (5,862 square feet; built in 1979), Tonasket (6,226 square feet; built in 1975), and Oroville (5,754 square feet; built in 1978).

Bancorp leases 3,760 square feet of office space in Cashmere, Washington, which was built in 1993.

Other information regarding premises and equipment can be located in Notes 1 and 6 to "Notes to the Consolidated Financial Statements".

ITEM 3       LEGAL PROCEEDINGS

Bancorp and the Subsidiary Banks are party to legal actions from time to time as part of their normal course of business. Management, after consulting with counsel in these matters, believes that the outcome of these cases will not have a materially adverse effect upon Bancorp's or the Subsidiary Banks' financial position or results of operations.

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1995, no matters were submitted to a vote of Bancorp's security holders.

                                    PART II


ITEM 5       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bancorp's common stock is currently traded over the counter by a local brokerage firm. Trading in Bancorp's common stock has not been extensive, and such trades cannot be characterized as amounting to an active trading market.

Prices for 1995 and 1994 are estimates of Bancorp based on transactions known to Bancorp. Prices do not include any retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

                                            High                     Low
                                           ------                   ------
1995
  First Quarter                            $21.88                   $20.00
  Second Quarter                            22.00                    20.00
  Third Quarter                             22.00                    21.00
  Fourth Quarter                            23.00                    21.50
For the Year                                23.00                    20.00

1994
----
  First Quarter                            $20.00                   $20.00
  Second Quarter                            20.00                    20.00
  Third Quarter                             20.00                    20.00
  Fourth Quarter                            21.88                    20.00
For the Year                                21.88                    20.00

As of January 10, 1996, the number of holders of record of Bancorp's common stock as reflected on Bancorp's stock ledger was 334.

For information concerning Bancorp's common stock and related security holder matters, see Note 11 "Stockholders' Equity" of the Notes to Consolidated Financial Statements.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is provided for the consolidated operations of Bancorp which includes Central Bancorporation and its wholly owned subsidiaries, Central Washington Bank (Central) and North Central Washington Bank (North Central).

The purpose of this discussion is to focus on significant factors affecting Bancorp's financial condition and results of operations. This discussion should be read along with the Consolidated Financial Statements (including the notes thereto) and the Statistical Disclosure by Bank Holding Companies presented in Item 1 of this report for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. All per share data is adjusted to reflect all stock dividends and stock splits.

As discussed in Note 18 to the Consolidated Financial Statements, on April 30, 1994, Bancorp completed the cash purchase of 100 percent of the stock of First Bank Washington, the wholly owned subsidiary of FBS Washington Bancorporation and First Bank System, Inc. As of May 1, 1994, First Bank Washington's name was changed to North Central Washington Bank.

Because of the acquisition, the financial statements presented in this report are not comparable. For a proforma presentation of the financial statements, please refer to Note 18 to "Notes to the Consolidated Financial Statements".
The proforma statement assumes the acquisition occurred on January 1, 1994, for the Statement of Operation. It should be noted that the proforma statements may not be indicative of the results that would have occurred if the acquisition had been effective on the dates indicated or of the results that may be obtained in the future.

SELECTED FINANCIAL DATA

                                                          1995             1994
                                                        --------         --------
                                         (amounts in thousands, except per share and ratio data)
Net interest income                                     $  9,409         $  8,115
Net income                                                 2,555            1,765
Per share data: (1)
  Net income                                                2.46             1.70
  Cash dividends                                             .60              .60
  Book value (equity) per share                            15.63            13.41
Notes payable (average)                                    2,906            2,636
Total average equity                                      14,634           12,955
Total average assets                                     198,989          172,668
Ratios:
  Net income to average equity                              17.5%            13.6%
  Net income to average assets                              1.28%            1.02%
  Net interest income to average
    Earning assets                                           5.2%             5.2%
  Average equity to avg. assets                              7.4%             7.5%
  Average loans to avg. deposits                            73.1%            67.3%
Average Number of Shares
  Outstanding (1)                                          1,038            1,035

(1) After retroactive adjustment for all stock splits and dividends and including shares issuable under stock option plans, when dilutive.

RESULTS OF OPERATIONS

Net income for 1995 was $2,555,000, representing a 45 percent increase over 1994 net income of $1,765,000. Net income per share was $2.46 in 1995 compared to $1.70 per share in 1994. For 1995 and 1994, the return on average assets was 1.28 percent and 1.02 percent, respectively. Return on average equity was
17.5 percent in 1995 compared to 13.6 percent in 1994.

In 1995 results of operations compared to 1994 included the following contributing factors which are addressed more fully in other sections of this discussion.

     / / Net interest income increased $1,294,000 or 16 percent in 1995, primarily as a result of an increase in average earning assets associated with the North Central acquisition and because of an increase in Bancorp's average loan portfolio which represents 73.1 percent of average deposits in 1995 as compared to 67.3 percent in 1994.

     / / A significant increase in gains on Bancorp's sale of loans and a decrease in the loss on available-for-sale securities. The gains and losses recorded during 1994 resulted from significant increases in both short- and long-term interest rates. Interest rates were relatively stable during 1995.

     / / Other expenses increased $826,000 or 12 percent in 1995, attributable primarily to a $611,000 increase in salaries and employee benefits ($224,000 from North Central and $268,000 related to Bancorp incentive plans) and $246,000 in other expenses primarily related to the North Central acquisition offset by a reduction in deposit insurance assessments. Bancorp's efficiency ratio, however, improved to 67 percent in 1995 as compared to 73 percent last year.

NET INTEREST INCOME

Net interest income, Bancorp's primary source of revenue, is the difference between the amount of interest and fees generated by earning assets, primarily loans and securities, that exceeds the interest cost of deposits and purchased funds. Net interest income on a tax equivalent basis adjusts tax exempt income to an amount which would have been earned had the income been fully subject to income tax. This discussion is based upon tax equivalency.

The following table (in thousands) summarizes the adjustments made to interest income as reported in the Consolidated Statements of Operations to arrive at net interest income. All rates used in the analysis following this table are on a tax-equivalent basis using 34%.

                                                          1995 vs
                                               1995          1994          1994
                                            -------       -------       -------
Total interest income                       $15,589       $3,140        $12,449
Plus tax-equivalent adjustment                  113          (15)           127
                                            -------       ------        -------
Interest income(tax-equivalent)              15,702        3,126         12,576
Less interest expense                         6,180        1,846          4,334
                                            -------       ------        -------
Net interest income,
  (tax-equivalent basis)                    $ 9,522       $1,280        $ 8,242
                                            =======       ======        =======

Yield on earning assets                        8.61%                       7.98%
Cost of funds                                  3.95%                       3.23%
Net interest margin                            5.22%                       5.23%

The following discussion regarding net interest income should be read in conjunction with Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential presented in Item I of this report.

Net interest income during 1995 totaled $9,522,000, a $1,280,000 (15.5 percent) increase over 1994. The increase resulted from an increase in average earning assets, while net interest margin remained relatively unchanged. The acquisition of North Central contributed $885,000 to net interest income during 1995.

Net interest income is influenced by changes in both interest rate(s) and changes in interest-bearing assets and liabilities (volume).

Bancorp's average earning assets in 1995 increased $24,696,000 ($16,304,000 from North Central) over 1994 while Bancorp's average interest-bearing liabilities increased $22,283,000 ($13,823,000 from North Central). Excluding the volume from the North Central acquisition, Bancorp's average earning assets increased $8,392,000 while Bancorp's interest bearing liabilities increased $8,460,000. The difference between the interest earned and the interest paid on this increased volume, including North Central, resulted in approximately $1,424,000 in additional net interest income during 1995.

The yield on earning assets increased 63 basis points during 1995 to 8.61 percent as compared to 7.98 percent last year. An increase in yield was experienced in both loans as securities and reflects the repricing of lower rate maturing loans and securities to higher rates. Bancorp's cost of funds also increased 72 basis points during 1995 to 3.95 percent as compared to 3.23 percent last year. The decrease also reflects the repricing of lower rate
deposits to higher rates.   Because the increase in the cost of funds was
slightly higher than the increase in the yield on earning assets, Bancorp's net interest margin decreased from 5.23 percent to 5.22 percent during 1994 and 1995, respectively.

Interest rates increased significantly during 1994, leveled off during the first half of 1995, and decreased slightly during the second half of 1995. The changes in interest rates have not impacted Bancorp's net interest margin significantly. However, because Bancorp is liability-sensitive to interest rates, a change in the direction of rates may have an impact on Bancorp's net interest margins. Generally when interest rates increase, Bancorp's net interest margin may decrease and if interest rates decrease, Bancorp's net interest margin may increase. The impact on Bancorp's net interest margin is also dependent on the magnitude and direction of future interest rates, deposit customer alternatives, and Bancorp's need for liquidity.

Bancorp has approximately $95.2 million in earning assets repricing or maturing within the next year. As a repricing offset, Bancorp has approximately $52.3 million in certificates of deposit maturing in one year and $86.0 million in savings and checking accounts whose interest rates may increase or decrease along with other market rates. Historically, the interest rates paid on savings and checking accounts lag and do not increase as far as the rates earned on loans and investments. During 1995, strong loan demand has resulted in competitive pressures among banks to keep deposit rates relatively high and these high rates may have a negative impact on Bancorp's net interest margin.

In order to help protect Bancorp against significant rising interest rates, Bancorp has a high proportion of its securities classified as available-for-sale. These securities have maturities within one to three years and may be sold prior to maturity. If they are sold prior to maturity, Bancorp may experience losses which may be offset by high interest income when reinvested at higher yields.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Bancorp provided approximately $120,000 for loan losses during 1995 compared to no provisions during 1994. Bancorp had net loan recoveries of $8,000 in 1995 and $118,000 during 1994. The 1995 provision resulted from the slowdown in net recoveries and because of an increase in Bancorp's loans outstanding. The provision should be characterized as a general provision not related to any specific or impaired loans.

The allowance for loan losses totalled $1,795,000 (1.35 percent of loans) at December 31, 1995, compared to $1,667,000 (1.36 percent of loans) at December 31, 1994. Based upon management's continuing evaluation of inherent risks in the current loan portfolio, current levels of classified assets, and economic factors, management believes the allowance to be adequate to absorb potential losses in the current portfolio.

OTHER INCOME

The following table summarizes the changes in the components of other income (in thousands):

                                                            1995 vs
                                               1995          1994          1994
                                             ------         -------      ------
Mortgage loan servicing fees                 $  213         $  13        $  200
Service charges on
  deposit accounts                            1,019           164           855
Gain on sale of loans, net                      478           435            43
Loss on sale of
  securities, net                                 -           244          (244)
Credit card fees                                 62            17            45
Contract collection fees                         17             -            17
Insurance commissions                            59           (33)           92
Data processing fees                            137             5           132
Other                                           310            (7)          317
                                             ------         -----        ------
     Total other income                      $2,295         $ 838        $1,457
                                             ======         =====        ======

Other income, excluding security losses, increased $594,000 (35 percent) during 1995 compared to 1994. An increase in service charges on deposits ($99,000 from North Central) and gain on sale of loans net was primarily responsible for the increase.

Losses realized on securities during 1994 were the result of the sale of Bancorp's longer-term available for sale debt securities. Consistent with Bancorp's internal policies, these assets were sold because of the increase in interest rates and the resulting negative impact on capital which occurs as the result of the accounting provisions of SFAS No. 115 as well as the adverse impact on net interest margin.

Bancorp is active in mortgage banking, i.e., the origination and sale of real estate loans. Fees received for originating these loans are deferred and later recognized as income at the time of sale. These fees are included in the gain on sale of loans.

Real estate loan volume and related fees are generally dependent on the direction of interest rates. As rates decrease, loan origination volume and fees usually increase, and as rates increase, loan origination volume and fees normally decrease. During 1995, Bancorp originated approximately $28.7 million real estate loans compared to $22.1 million in 1994.

Gain on sale of loans, which includes the origination fees when loans are sold, is also dependent on the direction of rates and the volume of loans sold. Bancorp sells loans to investors in the secondary market at yields different than the originated yield, which result in gains and losses. As interest rates increase, the opportunity for gains decrease and as interest rates decrease, the opportunity for gains increase. The volume of real estate loans sold during 1995 was $19.2 million compared to $13.9 million in 1994.

In addition to the 1995 sales of real estate loans, Bancorp sold approximately $3.4 million of commercial loans guaranteed by the Small Business
Administration (SBA). These sales were also to secondary market investors and resulted in approximately $54,000 in gains.

OTHER EXPENSES

The following table summarizes the changes in the components of other expenses and the increase related to the North Central acquisition (in thousands):

                                                  1995 vs               1995 vs 1994
                                       1995        1994       1994      North Central
                                     ------      -------    -------     -------------
Salaries and employee benefits       $4,208      $  611     $3,597         $  273
Occupancy expense of premises           518          41        477             23
Printing, stationery and
  supplies                              361          96        265             27
Equipment and data processing           711           1        710              -
Legal and professional                  172          60        112             21
Business and occupation taxes           212          50        162             18
Audits and examinations                 135          32        103              2
Marketing                                76         (62)       138              7
Insurance                                84          19         65             (6)
FDIC assessments                        201        (135)       336            (15)
Postage                                 154          38        116             27
Telephone & telegraph                   119          19        100             11
Other                                   818          56        762              8
                                     ------      ------     ------         ------
      Subtotal                       $7,769      $  826     $6,943         $  396
                                     ======      ======     ======         ======


Other expenses increased $826,000 or 12 percent during 1995 compared to 1994. Excluding the North Central impact of $396,000, expenses increased $430,000 or 6 percent. Most of the increase occurred in salaries and employee benefits ($244,000 was from North Central and $268,000 was related to Bancorp's profit based incentive plans) offset by a decrease in deposit insurance assessment.

During the third quarter of 1995, the Federal Deposit Insurance Corporation
(FDIC) adopted a rule which reduced the assessment banks pay for deposit insurance from $.23 to $.31 per $100 of insured deposits to a new range of $.00 to $.31. The actual rate paid by each bank will continue to depend on how much risk it poses to the Bank Insurance Fund (BIF). Assuming the bank remains in the same risk category, the annual pre-tax savings to Bancorp would be approximately $396,000 based on a deposit assessment base of $174,000,000.

Other expenses as a percent of average assets was 3.9 percent in 1995 compared to 4.0 percent in 1994. Bancorp's efficiency ratio (operating expenses as a percent of operating income) improved to 67 percent in 1995 compared to 73 percent last year. Bancorp anticipates these ratios to improve as its Leavenworth and Cashmere facilities, which were started de novo during the past five years, gain profitability as loan and deposit volumes increase and as efficiencies associated with the acquisition of North Central continue to be realized.

FINANCIAL CONDITION

Bancorp functions as a financial intermediary, and as such its financial condition should be examined in terms of trends in sources and uses of funds.

CENTRAL BANCORPORATION

SOURCES AND USES OF FUNDS TRENDS                                    1994-1995
                                                               Increase (Decrease)

                                                   1995                                  1994
                                                   Average                               Average
                                                   Balance       Amount      %           Balance
                                                   -------      -------    -----         -------
FUNDING USES
Earning Assets
  Loans                                            $128,881     $25,574       24.8%      $103,307
  Taxable investment securities                      39,097         269         .7%        38,828
  Non-taxable investment securities                   4,637        (914)     (16.5%)        5,551
  other interest earning assets                       9,682        (233)      (2.3%)        9,915
                                                   --------     -------      -----       --------
    Total earning assets                            182,297      24,696       15.7%       157,601
cash and due from banks                               9,774       1,338       15.9%         8,436
other funding uses                                    6,918         287        4.3%         6,631
                                                   --------     -------      -----       --------
    Total funding uses                              198,989      26,321       15.2%       172,668

FUNDING SOURCES
Interest bearing liabilities
  Interest bearing deposits                         150,839      21,305       16.4%       129,534
  Short-term borrowings                               2,670         708       36.1%         1,962
  Note payable                                        2,906         270       10.2%         2,636
                                                   --------     -------      -----       --------
    Total interest bearing liabilities              156,415      22,283       16.6%       134,132
Non-interest demand deposits                         25,576       1,642        6.9%        23,934
Stockholders' equity                                 14,634       1,679       13.0%        12,955
Other sources                                         2,364         717       43.5%         1,647
                                                   --------     -------      -----       --------
    Total funding uses                             $198,989     $26,321       15.2%      $172,668

Total average earning assets increased $24.7 million or 15.7 percent and total average interest bearing liabilities increased $22.3 million or 16.6 percent, in 1995. The acquisition of North Central was responsible for approximately $16.9 million of the increase in earning assets and approximately $20 million of the increase in interest bearing liabilities. Excluding North Central, average earning assets and interest bearing liabilities increased $7.8 million and $2.3 million, respectively.

Average loans, the largest use of funds, increased $25.6 million ($12.8 million from North Central) or 24.8 percent. The $12.8 million increase (excluding North Central) was primarily in commercial, agricultural, and real estate loans. The loan increase was funded with a reduction in investment securities, as Bancorp increased its loan-to-deposit ratio from 67 percent in 1994 to 73 percent in 1995, and from an increase in deposits.

Total average deposits increased $22.9 million ($15.8 million from North Central). Excluding North Central, the $7.1 million increase was primarily in time certificates of deposit offset by a decrease in savings and demand deposits. Depositors increased their investment in time certificate of deposits as the interest rate differential between savings and demand deposit alternatives increased.

Total stockholders' equity increased $1.7 million or 13.0 percent in 1995 as a result of the retention of 1995 earnings and stock options exercised, partially offset by the payment of cash dividends.

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

Certain information concerning non-accruals, past due and restructured loans as set forth in the following tables and in Item 1 under Risk Elements of this report.

                                                      December 31,
                                                   1995         1994
                                                   ----         ----
                                                (dollars in thousands)
Non-accrual loans                                  $228         $388
Accruing loans past due
  90 days or more                                     -          129
Restructured loans                                    -            -
Interest foregone on
  non-accrual loans                                  31           14
Past due and non-accrual
  loans as percentage of
  loans                                             .17%         .42%

The total of accruing loans past due 90 days or more and non-accrual loans decreased $289,000 to $228,000 at December 31, 1995 compared to $517,000 at
December 31, 1994.   The decrease in non-accrual loans was in agricultural
loans. The decrease in accruing loans past due 90 days or more was related to one loan in 1994 which was subsequently paid current in 1995.

Bancorp does not presently anticipate any significant losses with respect to these loans or any other assets not reported above.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The primary functions of asset/liability management are to assure adequate liquidity and to maintain an appropriate balance between interest earning assets and interest bearing liabilities. Liquidity represents the ability of Bancorp to meet maturing obligations and existing commitments, to provide funds necessary to respond to fluctuations in deposit levels, to fund operations, and to provide for customers' credit needs.

Liquidity can be provided from both the asset and liability sides of the balance sheet. On the asset side, liquidity arises primarily through maturities of investments, daily receipt of principal and interest payments on loans, and the sale of loans and investments to investors in the secondary market. Liquidity on the liability side involves the ability of Bancorp to attract and retain deposits and other funds at a reasonable cost. The Bank has not actively sought deposits from outside of its service area or from large-denomination time certificates of deposits which are available to the highest bidder. Other sources of liquidity include the purchase of Federal funds, repurchase of U.S. government securities, and sale of long-term debt and common stock. Additional liquidity is also available through the discounting facilities of the Federal Reserve Bank, and the borrowings from the Federal Home Loan Bank.

Bancorp's liquidity position decreased during 1995 as a result of increased loan demand. However, Bancorp believes its liquidity to be strong and more than adequate to meet future funding needs. Indicators of liquidity include: loan-to-deposit ratio (loans as a percent of deposits less time deposits $100,000 or more) 80 percent at December 31, 1995, compared to 75 percent at December 31, 1994; securities maturing in one year $30,741,000 compared to $16,459,000 at December 31, 1995 and 1994, respectively; and interest-bearing deposits in other banks of $9,387,000 at December 31, 1995, compared to $5,070,000 at December 31, 1994.

Interest rate sensitivity is a function of the repricing characteristics of Bancorp's assets and liabilities -- the time at which, either at replacement at maturity or during the life of the instrument, interest bearing assets and liabilities are subject to changes in interest rates. Examples of interest sensitive assets include loans with floating rates and assets that will mature within a designated time period. Interest sensitive liabilities include short-term certificates of deposits and money market accounts. The difference between the amount of rate sensitive assets and rate sensitive liabilities, on which interest rates may change with market fluctuations within a given period of time, is referred to as a rate sensitive gap. In theory, any gap can have a potential impact on a bank's net interest income. For example, if interest-sensitive liabilities exceed interest-sensitive assets, an increase in general interest rates might have an adverse effect on earnings which might have been realized in the absence of such an interest rate change. Conversely, a decrease in general interest rates might improve earnings.

The objective of the interest rate sensitivity process is to maintain an appropriate balance between Bancorp's interest earning assets and interest bearing liabilities over a specified time frame. The interest rate sensitivity analysis, presented below (in thousands), represents the relationship at the end of 1995 and 1994 between assets and liabilities that are interest-rate adjustable within given time periods.

                           INTEREST RATE SENSITIVITY

                                                           1 to 90         91 to 365         1 to 5          Over Five
                                            Total           Total             Days            Years            Years  *
                                          --------         -------          -------          -------         ---------
DECEMBER 31, 1995
Assets
  Loans                                   $132,894         $ 41,686         $14,689          $54,359          $22,160
  Securities                                43,965           12,266          17,125           10,053            4,521
  Other earning assets                       9,387            9,387               -                -                -
  Other assets                              17,166                -               -                -           17,166
                                          --------         --------         -------          -------          -------
     Total                                $203,412         $ 63,339         $31,814          $64,412          $43,847

Liabilities and Equity
  Deposits                                $179,913         $104,815         $33,222          $14,513          $27,363
  Short-term borrowing                       2,895            2,895               -                -                -
  Notes payable                              2,295            1,795               -              500                -
  Other liabilities                          2,456                -               -                -            2,456
  Stockholders' equity                      15,853                -               -                -           15,853
                                          --------         --------         -------          -------          -------
                        Total             $203,412         $109,505         $33,222          $15,013          $45,672

Net assets (liabilities)                                   $(46,166)        $(1,408)         $49,399          $(1,825)
                                                           ========         =======          =======          =======

Cumulative net assets (liabilities)
  as a percent of Assets                                      (22.7%)         (23.4%)            0.9%


DECEMBER 31, 1994
Assets
  Loans                                   $122,150         $ 31,320         $ 10,944         $ 55,221         $ 24,665
  Securities                                47,358            1,820           15,770           25,557            4,211
  Other earning assets                       5,070            5,070                -                -                -
  Other assets                              21,082                -                -                -           21,082
                                          --------         --------         --------         --------         --------
     Total                                $195,660         $ 38,210         $ 26,714         $ 80,778         $ 49,958

Liabilities and Equity
  Deposits                                $175,190         $106,602         $ 31,704         $  9,639         $ 27,245
  Short-term borrowing                       2,200            2,200                -                -                -
  Notes payable                              3,194            2,694                -              500                -
  Other liabilities                          1,678                -                -                -            1,678
  Stockholders' equity                      13,398                -                -                -           13,398
                                          --------         --------         --------         --------         --------
         Total                            $195,660         $111,496         $ 31,704         $ 10,139         $ 42,321

Net assets (liabilities)                                   $(73,286)        $( 4,990)        $ 70,639         $  7,637
                                                           ========         ========         ========         ========

Cumulative net assets (liabilities)
  as a percent of Assets                                     (37.5%)          (40.0%)           (3.9%)

* Over 5 years includes non-interest bearing assets and liabilities and stockholders' equity. Interest bearing demand and savings accounts are included in less than 3 months.

The above chart reflects the contractual maturity and repricing characteristic of Bancorp's assets and liabilities, and suggests a liability sensitive structure. Although Bancorp appears somewhat liability sensitive to interest rates, history has shown that certain interest rates paid on deposit products lag and do not increase as far as the rates earned on loans and investments. Therefore, Bancorp's net interest margin depends not only on the direction and magnitude of future rates, but also customer alternatives, and need for liquidity. Bancorp's internal interest rate sensitivity model currently suggests that Bancorp is slightly asset sensitive. Therefore, in the event of lower interest rates, Bancorp's net interest margin may decrease.

Bancorp's one year cumulative interest rate sensitive GAP decreased from 40.0 percent to 23.4 percent at December 31, 1994 and 1995, respectively. The decrease resulted from the origination of more interest rate sensitive loans, a shorter- term security portfolio, and depositors purchasing longer-term certificates of deposits during 1995.

CAPITAL RESOURCES

Bancorp believes a strong capital base is important to the continued profitability and success of Bancorp, because it promotes depositor and investor confidence. In addition, it provides a solid foundation for future growth. Bancorp frequently evaluates the overall adequacy of its capital position. Bancorp considers among other things, the present and anticipated needs of the company, current market conditions, and other relevant factors. Earnings retention continues to be Bancorp's primary source of increasing capital. However, to remain flexible, Bancorp has additional authorized but unissued shares of its capital stock. This allows the Board an opportunity to raise additional capital when necessary and prudent to do so.

Bancorp's stockholders' equity at December 31, 1995, was $15,853,000 compared to $13,398,000 at December 31, 1994. On a per share basis, stockholders' equity totaled $15.63 compared to $13.41 on the same dates, respectively. Bancorp's annualized return on average equity during 1995 totaled 17.5 percent compared to 13.6 percent during 1994. The increase in stockholders' equity was the result of the retention on earning after payment of $602,000 in cash dividends and by recording a $415,000 unrealized gain on securities available for sale mandated by SFAS No. 115. During 1995, Bancorp issued 15,322 shares of common stock through the exercise of stock options.

Current regulatory capital adequacy guidelines require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital (which excludes unrealized gain and losses on securities available for sale) to total assets of at least 4 percent.

In addition to the leverage ratio requirements, Bancorp is subject to risked-based capital guidelines, under which risk percentages are assigned to various categories of assets and off balance sheet items to calculate a risk-adjusted capital ratio. They require, Tier I capital of 4 percent and total capital of 8 percent.

Below is a summary of the various capital ratios of Bancorp and subsidiaries at December 31, 1994 and 1993, respectively.

                                                                  North
Ratio                                  Bancorp      Central      Central       Minimum
-----                                  -------      -------      -------       -------
Leverage                 12-31-95       7.71%        8.43%        8.50%         4.0%
                         12-31-94       7.03%        8.58%        8.06%
Tier I Capital           12-31-95      11.71%       12.17%       14.92%         4.0%
                         12-31-94      11.16%       13.02%       14.43%
Total Capital            12-31-95      12.96%       13.42%       16.17%         8.0%
                         12.31-94      12.41%       14.28%       15.69%

The above ratios do not include unrealized gains and losses on securities available for sale which are excluded from the ratios by the federal regulatory agencies.

ITEM 7    FINANCIAL STATEMENTS

The financial statements required by regulation S-B are set forth in the pages listed below.

                                                                                         PAGE
                                                                                         ----
Independent Auditors' Report                                                             27

Consolidated Balance Sheets as of December 31, 1995 and 1994                             28

Consolidated Statements of Operations for the years ended
December 31, 1995 and 1994                                                               29

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1995 and 1994                                                               30

Consolidated Statements of Cash Flows for the years ended
December 31, 1995 and 1994                                                               31

Notes to Consolidated Financial Statements                                               33

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

INDEPENDENT AUDITORS' REPORT


Board of Directors
Central Bancorporation
Wenatchee, Washington

We have audited the accompanying consolidated balance sheet of Central Bancorporation (Bancorp) and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet of Bancorp as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended were audited by other auditors whose report, dated January 20, 1995, expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Bancorporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche, LLP
---------------------------


January 19, 1996

CENTRAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
(dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

ASSETS                                                                1995             1994
------                                                              --------         --------
CASH AND DUE FROM BANKS                                             $ 10,507         $ 14,236

INTEREST-BEARING DEPOSITS IN OTHER BANKS                               9,387            5,070
                                                                    --------         --------
             Cash and cash equivalents                                19,894           19,306

SECURITIES AVAILABLE FOR SALE, cost of
    $26,299 and $26,878                                               26,336           26,289

SECURITIES HELD TO MATURITY, fair value of
    $16,744 and $19,677                                               16,719           20,216

LOANS                                                                132,894          122,150
    Less allowance for loan losses                                     1,795            1,667
                                                                    --------         --------
             Loans, net                                              131,099          120,483

ACCRUED INTEREST RECEIVABLE                                            1,628            1,407

FEDERAL HOME LOAN BANK STOCK                                             910              853

PREMISES AND EQUIPMENT, net                                            6,074            6,437

OTHER ASSETS, net                                                        752              669
                                                                    --------         --------
TOTAL                                                               $203,412         $195,660
                                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

DEPOSITS:
    Interest bearing                                                $152,550         $147,945
    Noninterest bearing                                               27,363           27,245
                                                                    --------         --------
                                                                     179,913          175,190

SHORT-TERM BORROWINGS                                                  2,895            2,200

NOTES PAYABLE                                                          2,295            3,194

ACCRUED INTEREST AND OTHER LIABILITIES                                 2,456            1,678
                                                                    --------         --------
             Total liabilities                                       187,559          182,262

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS' EQUITY:
    Common stock, $1.67 par value -
         Authorized 3,000,000 shares;
         issued and outstanding, 1,014,565
         shares in 1995 and 999,243 shares in 1994                     1,691            1,666
    Capital surplus                                                    2,678            2,616
    Retained earnings                                                 11,459            9,506
    Unrealized gain (loss) on securities available for sale               25             (390)
                                                                    --------         --------
         Total Stockholders' Equity                                   15,853           13,398
                                                                    --------         --------
TOTAL                                                               $203,412         $195,660
                                                                    ========         ========



See notes to consolidated financial statements.

CENTRAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1994
(dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                      1995             1994
                                                                    --------         --------
INTEREST INCOME:
    Interest and fees on loans                                      $ 12,689         $  9,831
    Interest on securities available for sale                          1,273            1,322
    Interest and dividends on investment securities:
         Taxable                                                         847              619
         Exempt from federal income tax                                  219              246
    Interest income on interest-bearing deposits                         561              431
                                                                    --------         --------
                 Total interest income                                15,589           12,449

INTEREST EXPENSE:
    Interest on deposits                                               5,799            4,080
    Interest on short-term borrowing                                     145               87
    Interest on note payable                                             236              167
                                                                    --------         --------
                 Total interest expense                                6,180            4,334
                                                                    --------         --------

                 Net interest income before provision for
                   loan losses                                         9,409            8,115

PROVISION FOR LOAN LOSSES                                                120
                                                                    --------         --------
                 Net interest income                                   9,289            8,115

OTHER INCOME:
    Mortgage loan servicing fees                                         213              200
    Service charges on deposit accounts                                1,019              855
    Gain on sales of loans, net                                          478               43
    Loss on sales of securities, net                                    (244)
    Other service charges and fees                                       585              603
                                                                    --------         --------
                 Total other income                                    2,295            1,457

OTHER EXPENSES:
    Salaries and employee benefits                                     4,208            3,597
    Occupancy expense of premises                                        518              477
    Printing, stationery, and supplies                                   361              265
    Equipment and data processing                                        711              710
    Legal and professional                                               307              215
    Business and occupation taxes                                        212              162
    Deposit insurance assessment                                         201              336
    Other                                                              1,251            1,181
                                                                    --------         --------
                 Total other expenses                                  7,769            6,943
                                                                    --------         --------
INCOME BEFORE INCOME TAX                                            $  3,815         $  2,629

INCOME TAX EXPENSE                                                     1,260              864
                                                                    --------         --------
NET INCOME                                                          $  2,555         $  1,765
                                                                    ========         ========
NET INCOME PER SHARE                                                $   2.46         $   1.70




See notes to consolidated financial statements.

CENTRAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995 AND 1994
(dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                      Net unrealized
                                                                                        gain (loss)
                                                                                       on securities
                                    Common        Common      Capital     Retained       available
                                    Shares        Stock       Surplus     Earnings       for sale        Total
                                  ---------      -------      -------     --------    --------------    -------
BALANCE, January 1, 1994            987,316      $ 1,646      $ 2,536     $ 8,437         $  -          $12,619

    Common stock issued for
         options exercised, net
         of stock redeemed            6,927           12          (12)
    Common stock donated              5,000            8           92        (100)
    Net income                                                              1,765                         1,765
    Cash dividends,
         $.60 per share                                                      (596)                         (596)
    Change in net unrealized
         gain (loss)                                                                       (390)           (390)
                                  ---------      -------      -------     --------        ------        -------


BALANCE, December 31, 1994          999,243        1,666        2,616       9,506          (390)         13,398

    Common stock issued for
         options exercised, net
         of stock redeemed           15,322           25           62                                        87
    Net income                                                              2,555                         2,555
    Cash dividends,
         $.60 per share                                                      (602)                         (602)
    Change in net unrealized
         gain (loss)                                                                        415             415
                                  ---------      --------     -------     -------         -----         -------


BALANCE, December 31, 1995        1,014,565      $ 1,691      $ 2,678     $11,459         $  25         $15,853
                                  =========      =======      =======     =======         =====         =======





See notes to consolidated financial statements.

CENTRAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994
(dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                     1995             1994
                                                                   --------         --------
OPERATING ACTIVITIES:
    Net income                                                     $  2,555         $  1,765
    Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation and amortization                                  547              578
         Provision for loan losses                                      120
         Cash provided (used) by changes in operating
             assets and liabilities:
             Origination of loans held for sale                     (13,247)         (12,818)
             Proceeds from sale of loans                             12,000           13,900
             Loss on securities available for sale                      244
             Loan fees deferred, net of amortization                     74              164
             Dividends on FHLB stock                                    (51)             (50)
             Deferred compensation expense                               92              163
             Other                                                     (375)             325
                                                                   --------         --------
Net cash provided by operating activities                             1,715            4,271

INVESTING ACTIVITIES:
    Proceeds from maturing securities held to maturity                6,842            4,535
    Purchases of securities held to maturity                         (3,377)         (11,483)
    Proceeds from sales of securities available for sale              7,224
    Proceeds from maturing securities available for sale             11,895           15,407
    Purchases of securities available for sale                      (11,162)         (10,587)
    Cash received in acquisition, net of cash paid                    7,281
    Loan originations, net of principal repayments                   (9,563)         (17,856)
    Acquisition of premises and equipment                              (191)            (277)
                                                                   --------         --------
    Net cash used by investing activities                            (5,556)          (5,756)

FINANCING ACTIVITIES:
    Net increase in deposits                                          4,700            9,699
    Net increase in short-term borrowings                             1,144              236
    Proceeds from borrowings                                                           2,993
    Proceeds from stock options                                          87
    Principal payments on note payable                                 (900)          (3,299)
    Cash dividends                                                     (602)            (596)
                                                                   --------         --------
     Net cash provided by financing activities                        4,429            9,033
                                                                   --------         --------
INCREASE IN CASH AND CASH EQUIVALENTS                                   588            7,548

CASH AND CASH EQUIVALENTS:
    Beginning of year                                                19,306           11,758
                                                                   --------         --------
    End of year                                                    $ 19,894         $ 19,306
                                                                   ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:
    Cash paid during the year for:
         Interest                                                  $  6,359         $  4,289
         Income taxes                                                 1,042              757





See notes to consolidated financial statements.

CENTRAL BANCORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1995 AND 1994
(dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                            1995          1994
                                                          -------        -------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
         AND FINANCING ACTIVITIES:

    In 1994, Bancorp purchased all the capital stock of First Bank Washington for $4,119.  In connection with the acquisition, liabilities were assumed as follows:

    Fair value of assets                                                $52,709
    Cash paid for capital stock                                          (4,119)
                                                                        -------

    Liabilities assumed                                                 $48,590
                                                                        =======

See notes to consolidated financial statements.

CENTRAL BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Central Bancorporation (Bancorp), through its wholly owned subsidiaries, Central Washington Bank and North Central Washington Bank, provides a wide range of banking products and services principally throughout Chelan and Okanogan Counties, and to a lesser degree in Douglas and Grant Counties. This North Central Washington region is predominately agricultural based, and its economic stability is dependent on the strength of the apple industry. Although the subsidiaries have a diversified loan portfolio, a substantial portion of their debtors' ability to pay is dependent on the local economy.

Summarized below are the significant accounting and reporting policies.

     CONSOLIDATION: The consolidated financial statements include the accounts of Bancorp and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     CASH EQUIVALENTS: For purposes of reporting cash flows, cash equivalents consist of highly liquid investments with an original maturity of 90 days or less.

     SECURITIES: Securities available for sale are carried at fair value. Significant unrealized holding gains and losses are excluded from earnings and reported net, as a separate component of stockholders' equity until realized. Gains and losses on the sale of investment securities are computed under the specific identification method.

     Securities held to maturity are stated as cost and are adjusted for amortization of premiums and accretion of discounts using a method that approximates the interest method. Securities held to maturity are designated as such at the date of purchase based on management's positive intent and ability to hold such investments to maturity. Unrealized losses resulting from market valuation differences deemed other than temporary are included in earnings. Gains and losses from the sale of investment securities are computed under the specific identification method.

     LOANS: Loans are stated at their principal amount outstanding, net of unearned income (including deferred loan fees and costs). Mortgage loans held for sale are valued at the lower of aggregate cost or market.

     Interest on loans and amortization of unearned income is credited to income on a daily basis, based on principal amounts outstanding at applicable rates. The accrual of interest on impaired loans is discontinued when management has determined that the borrower may be unable to meet payments as they become due. Accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income in the current year is reversed, and interest accrued in the prior year is charged to the allowance for loan losses. Interest income is subsequently recognized only to the extend cash payments are received.

     CREDIT RISK AND THE ALLOWANCE FOR LOAN LOSSES: The management of credit risk is the responsibility of Bancorp's Loan Committee. They have established maximum credit limits for single borrowers and for loan classifications generally. The comparison of limits and actual levels of activity is reviewed by the Board of Directors on a regular basis.

     The allowance for loan losses (the allowance) is intended to absorb future possible losses in the loan portfolio. Provisions for loan losses, which are charged to operating expenses and added to the allowance, are based upon several factors including actual loss experience, current and forecasted economic conditions, a review of the quality of the loan portfolio, and other pertinent factors. The balance of the allowance is considered by management adequate to absorb losses which may exist in the loan portfolio at the balance sheet date. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties.

     As of January 1, 1995, Bancorp adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114. These statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the measurement of impaired loans shall be reported as a provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. The adoption of these statements had no material impact on Bancorp's financial condition or results of operations.

     LOAN FEE INCOME: Loan origination fees and certain direct loan origination costs are deferred and the net amount recognized as an adjustment to yield for the contractual life of the related loans. Fees related to lending activities other than the origination of loans are recognized as other income during the period the related services are performed.

     PREMISES AND EQUIPMENT: Premises and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation expense is computed using the straight-line method. Gains or losses on disposition are reflected in operations. Expenditures for improvements are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

     OTHER REAL ESTATE OWNED: Real estate acquired through foreclosures or in settlement of loans is recorded at the lower of fair market value minus estimated costs to sell or carrying value of the loan at the acquisition date.

     INCOME TAXES: Bancorp and its subsidiaries file a consolidated federal income tax return. Deferred income taxes related to the timing differences of recognizing income and expense for financial statement and income tax purposes are recorded on the liability method.

     MORTGAGE LOAN SERVICING: Mortgage loan servicing fees are based on a percentage of the outstanding loan principal balances being serviced and are included in income as related loan payments from mortgages are collected.

     NET INCOME PER SHARE: Net income per share is computed using the weighted average number of shares of common stock outstanding, including shares issuable under stock option plans, when dilutive, during the periods presented, adjusted for stock splits.

     The weighted average number of shares outstanding used to compute net income per share was 1,038,120 in 1995 and 1,035,120 in 1994.

     USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements. Bancorp has used significant estimates in determining reported reserves and allowances for loan losses, tax liabilities, and other contingencies.

     RECLASSIFICATIONS: Certain items in the accompanying 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

NOTE 2:  RESTRICTIONS ON CASH AND DUE FROM BANKS

The subsidiaries are required to maintain reserve balances with the Federal Reserve Bank. The average required reserve at December 31, 1995 and 1994, was approximately $1,468,000 and $1,597,000, respectively. These required reserves are based on specified percentages of the subsidiaries' total average deposits. The percentage of deposits required to be maintained is established by the Federal Reserve Board.

NOTE 3:  SECURITIES

The amortized cost and estimated fair values of securities held to maturity and securities available for sale at December 31, computed on a specific identification basis, are summarized as follows (in thousands):

                                                               Gross              Gross
                                                Amortized      Unrealized         Unrealized
                                                  Cost         Gains              Losses           Fair Value
                                                ---------      ----------         -----------      ----------
1995
     Securities available for sale:
         U.S. Treasury                          $ 18,999       $ 67               $ 27             $ 19,039
         U.S. Government agencies
              and corporations                     6,700          1                  2                6,699
         Corporate securities                        500                             4                  496
         Obligations of states and
              political subdivisions                 100          2                                     102
                                                --------       ----               ----             --------
                                                $ 26,299       $ 70               $ 33             $ 26,336
                                                ========       ====               ====             ========


     Securities held to maturity:
         U.S. Treasury                          $  2,998       $  7               $  -             $  3,005
         U.S. Government agencies
              and corporations                     4,000         19                                   4,019
         Obligations of states and
              political subdivisions               4,720         43                   4               4,759
         Mortgage-backed securities                5,001         18                  58               4,961
                                                --------       ----               -----            --------
                                                $ 16,719       $ 87               $  62            $ 16,744
                                                ========       ====               =====            ========

                                                               Gross              Gross
                                                Amortized      Unrealized         Unrealized
                                                  Cost         Gains              Losses           Fair Value
                                                ---------      ----------         -----------      ----------
1994
     Securities available for sale:
         U.S. Treasury                          $ 18,437       $  -               $460             $ 17,977
         U.S. Government agencies
              and corporations                     7,761                           103                7,658
         Corporate securities                        600                            27                  573
         Obligations of states and
              political subdivisions                  80          1                                      81
                                                --------       ----               ----             --------
                                                $ 26,878       $  1               $590             $ 26,289
                                                ========       ====               ====             ========

     Securities held to maturity:
         U.S. Treasury                          $  6,450       $  -               $100             $  6,350
         U.S. Government agencies
              and corporations                     3,541                            56                3,485
         Obligations of states and
              political subdivisions               4,384                            63                4,321
         Mortgage-backed securities                5,841                           320                5,521
                                                --------       ----               ----             --------
                                                $ 20,216       $  -               $539             $ 19,677
                                                ========       ====               ====             ========

The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

                                         Securities Held to             Securities
                                              Maturity              Available for Sale
                                        ---------------------     -----------------------
                                        Amortized      Fair       Amortized         Fair
                                          Cost         Value         Cost           Value
                                        ---------      -----      ---------         -----
     Due in one year or less            $  8,582     $  8,610     $ 19,690        $ 19,680
     Due after one year through
         five years                        2,343        2,364        6,509           6,554
     Due after five years                    793          809          100             102
                                        --------     --------     --------        --------
                                          11,718       11,783       26,299          26,336
     Mortgage-backed securities            5,001        4,961
                                        --------     --------
                                        $ 16,719     $ 16,744     $ 26,299        $ 26,336
                                        ========     ========     ========        ========

Proceeds from sales of securities available for sale were $7,224,000 in 1994. Gross losses of $244,000 were realized on those sales during 1994. There were no sales of securities in 1995.

Securities carried at $3,987,000 and $3,621,000 at December 31, 1995 and 1994, respectively, are pledged to secure public and trust deposits, and for other purposes as required or permitted by law.

NOTE 4:  LOANS

Loans by category at December 31 are summarized as follows (in thousands):

                                                     1995              1994
                                                   --------          ------
     Real Estate:
         1 - 4 single family                       $ 39,640          $ 38,801
         Commercial                                  27,306            25,736
         Construction                                 8,018             5,649
     Installment                                     19,891            18,727
     Commercial                                      20,426            18,255
     Agricultural                                    13,594            12,750
     All other                                        4,019             2,232
                                                   --------          --------
                                                   $132,894          $122,150
                                                   ========          ========

Nonaccrual loans at December 31, 1995 and 1994, totalled approximately $228,000 and $388,000, respectively. Interest income foregone on such loans was $31,000 and $14,000 during 1995 and 1994, respectively. At December 31, 1995, there were no loans considered to be impaired in accordance with SFAS No. 114.

Real estate mortgage loans at December 31, 1995 and 1994, include $1,507,000 and $259,000, respectively, of loans held for sale which are carried at the lower of cost or market value.

Loans serviced for others totalled $76,123,000 and $64,200,000 at December 31, 1995 and 1994, respectively. Custodial accounts maintained in connection with this servicing totalled $990,000 and $929,000 at December 31, 1995 and 1994, respectively.

Bancorp originates both adjustable and fixed interest rate loans. At December 31, 1995, the composition of those loans, less undisbursed amounts, are as follows (in thousands):

                                                                             1995
                                                                             ----
     Fixed rate (term to maturity):
         Three months or less                                              $  5,260
         Three months through one year                                        4,989
         Over one year through five years                                    25,709
         Over five years                                                     21,424
                                                                           --------
                                                                           $ 57,382
                                                                           ========
     Adjustable rate (term to rate adjustment):
         Quarterly or more frequently                                      $ 36,426
         Annually or more frequently, but less frequently
              than quarterly                                                  9,700
         Every five years or more frequently, but less
              frequently than annually                                       28,650
         Less frequently than every five years                                  736
                                                                           --------
                                                                           $ 75,512
                                                                           ========

Substantially all of Bancorp's commercial loans are secured by assignments of inventory or accounts receivable, buildings and equipment, or savings deposits; agricultural loans are secured by crops and crop equipment; consumer loans are generally secured by personal property or savings deposits; and all real estate loans are secured by land and buildings.

On May 12, 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 eliminates distinctions between servicing rights that were purchased and those that were retained upon the sale of loans. The statement requires mortgage servicers to recognize as separate assets rights to service loans, no matter how the rights were acquired. Institutions who sell loans and retain the servicing rights will be required to allocate the total cost of the loans to servicing rights and loans based on their relative fair values if that value can be estimated. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. Further, SFAS No. 122 requires that all capitalized mortgage servicing rights be periodically evaluated for impairment based upon the current fair value of these rights. This statement will be adopted January 1, 1996; however, it is not anticipated to have a material impact on the results of operations or financial condition of the Bancorp.

NOTE 5:  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the years ended December 31 are as follows (in thousands):

                                                              1995        1994
                                                            -------     -------
     Balance, beginning of year                             $ 1,667     $ 1,156
         Provision acquired                                                 393
         Provisions                                             120
                                                            -------
                                                              1,787       1,549
         Loans charged off                                     (228)        (64)
         Recoveries on loans previously charged off             236         182
                                                            -------     -------
     Net loans recovered                                          8         118
                                                            -------     -------
     Balance, end of year                                   $ 1,795     $ 1,667
                                                            =======     =======

NOTE 6:  PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

                                                            1995          1994
                                                          -------       ------
     Land                                                 $   948       $   948
     Buildings and leasehold improvements                   5,137         5,137
     Equipment and fixtures                                 3,832         3,680
                                                          -------       -------
                                                            9,917         9,765
     Less accumulated depreciation and amortization         3,843         3,328
                                                          -------       -------
                                                          $ 6,074       $ 6,437
                                                          =======       =======

NOTE 7:  INTEREST-BEARING DEPOSITS

Interest-bearing deposits at December 31 are summarized as follows (in thousands):

                                                           1995          1994
                                                         --------      --------
     Interest-bearing demand (2.0%-2.6%)                 $ 38,526      $ 39,626
     Money market accounts (3.0%-4.0%)                     17,851        16,425
     Savings accounts (3.0%-4.5%)                          29,625        34,523
     Time deposits, $100,000 or more (5.0%-7.1%)           13,459        12,155
     Other time deposits (4.0%-8.5%)                       53,089        45,216
                                                         --------      --------
                                                         $152,550      $147,945
                                                         ========      ========

As of December 31, 1995, scheduled maturities of time deposits are as follows (in thousands):

     Year ending December 31
     -----------------------
              1996                                            $ 52,035
              1997                                               6,356
              1998                                               3,119
              1999                                               2,039
              Thereafter                                         2,999
                                                              --------
                                                              $ 66,548
                                                              ========

Interest expense on time deposits of $100,000 or more totalled $759,000 in 1995 and $306,000 in 1994.

NOTE 8:  SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are summarized as follows (in thousands):

                                                            1995         1994
                                                          -------      -------
     Securities sold under repurchase agreements          $   734      $   412
     Federal funds purchased                                1,505          866
     Treasury tax and loan note                               656          922
                                                          -------      -------
                                                          $ 2,895      $ 2,200
                                                          =======      =======

Securities sold under repurchase agreements specify the sale and later repurchase of certain U.S. Government or U.S. Government agency securities at an agreed-upon interest rate. At December 31, 1995 and 1994, Bancorp sold securities with par amounts of $740,000 and $430,000, respectively, with an agreement to repurchase the securities on January 2, 1996 and January 3, 1995, at an interest rate of 5.53% and 6.06%, respectively.

NOTE 9:  NOTES PAYABLE

The subsidiaries have fixed and variable rate advances collateralized under blanket pledge agreements with the Federal Home Loan Bank totalling $500,000 at both December 31, 1995 and 1994. Of the amount outstanding at December 31, 1994, $250,000 matures on September 9, 1997, with interest payable monthly at 5.38%. The remaining amount outstanding of

$250,000 at December 31, 1995, matures on March 3, 1998, with interest payable monthly at 5.26%.

Bancorp has a note payable of $1,800,000 and $2,700,000 at December 31, 1995 and 1994, respectively, maturing in April 28, 1999. Principal is payable in semiannual installments of $300,000, and interest is payable quarterly at prime plus one-half percent. The note is secured by all outstanding stock of Central Washington Bank.

NOTE 10:  INCOME TAXES

The components of income tax expense for the years ended December 31 were as follows (in thousands):

                                             1995              1994
                                           -------           ------
     Current                               $ 1,143           $   847
     Deferred                                  117                17
                                           -------           -------
                                           $ 1,260           $   864
                                           =======           =======

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income tax expense are as follows (in thousands):

                                          1995                     1994
                                    ------------------        -------------
                                    Amount          %         Amount      %
                                    ------          -         ------      -
     Expected tax expense           $1,297         34%        $  894     34%
     Tax-exempt interest               (82)        (2)           (74)    (3)
     Other                              45          1             44      2
                                    ------         --         ------     --
                                    $1,260         33%        $  864     33%
                                    ======         ==         ======     ==

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands):

                                                        1995              1994
                                                       ------            ------
     Deferred tax assets:
         Deferred loan fees                            $   68            $   59
         Loan loss reserve                                312               104
         Vacation accruals                                  9                54
         Deferred compensation expense                    216               190
         Unrealized losses on securities
              available for sale                                            201
         Other                                             18                49
                                                       ------            ------
              Gross deferred tax assets                   623               657

     Deferred tax liabilities:
         FHLB dividends                                   (81)              (59)
         Depreciation                                    (670)             (529)
         Unrealized gain on securities
              available for sale                          (13)
         Other                                           (147)              (26)
                                                       ------            ------
              Gross deferred liabilities                 (911)             (614)
                                                       ------            ------
                                                       $ (288)           $   43
                                                       ======            ======

NOTE 11:  STOCKHOLDERS' EQUITY

     CAPITAL REQUIREMENTS: Bancorp and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on Bancorp's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and its subsidiaries must each meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Bancorp and its subsidiaries' capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Bancorp and its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1995, that Bancorp and its subsidiaries meet all capital adequacy requirements to which they are subject.

     The Federal Deposit Insurance Corporation (FDIC) has implemented new regulations that establish categories of institutions with respect to capital as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Depending on Bancorp and its subsidiaries' FDICIA category classification, the FDIC may restrict certain of their activities, including acceptance of brokered deposits or offering interest rates on deposits that are significantly higher than prevailing interest rates. In order to be categorized as a well-capitalized institution, the FDIC requires financial institutions it regulates to maintain a leverage ratio, defined as Tier I capital divided by total regulatory assets, of at least 5%, total risk-based capital of at least 10% of risk-weighted assets; and Tier I risk-based capital of at least 6% of risk-weighted assets.

     As of December 31, 1995, the most recent notification from the FDIC categorized Bancorp as well capitalized under the regulatory framework for prompt corrective action.

     At December 31, 1995, Bancorp had the following regulatory capital and capital ratios calculated in accordance with FDIC standards (amounts in thousands):

                                                                                                        Minimum Capital
                                                                                 Actual                   Requirement
                                                                           ------------------        --------------------
                                                                           Amount       Ratio        Amount        Ratio
                                                                           ------       -----        ------        -----
         Central Bancorporation:
              Total capital (to risk-weighted assets)                      $17,519      13.0 %       $10,816        8.0 %
              Tier I capital (to risk-weighted assets)                      15,828      11.7           5,408        4.0
              Tier I capital (to average assets)                            15,828       7.7           8,207        4.0

         Central Washington Bank:
              Total capital (to risk-weighted assets)                      $13,763      13.4 %       $ 8,204        8.0 %
              Tier I capital (to risk-weighted assets)                      12,481      12.2           4,102        4.0
              Tier I capital (to average assets)                            12,481       8.4           5,925        4.0

         North Central Washington Bank:
              Total capital (to risk-weighted assets)                      $ 5,238      16.2 %       $ 2,592        8.0 %
              Tier I capital (to risk-weighted assets)                       4,832      14.9           1,296        4.0
              Tier I capital (to average assets)                             4,832       8.5           2,274        4.0


     DIVIDENDS: Bancorp paid dividends of $.60 per share in 1995 and $.60 per share in 1994. On January 10, 1996, Bancorp declared a $.40 per share cash dividend payable by February 9, 1996, to stockholders of record on January 10, 1996.

     RESTRICTIONS ON DIVIDENDS: There are limited restrictions on the ability of Bancorp to pay dividends from its retained earnings; however, under Washington State banking law, Bancorp's banking subsidiaries may not, without approval of the Director of the State Department of Financial Institutions (Director), declare dividends payable to Bancorp in excess of undivided profits, as defined by statute, less any required transfers to surplus. This State statute also grants to the

     Director the discretion to require any bank to suspend the payment of any and all dividends until any requirements that may have been made by the Director, or any duly appointed examiner, shall have been complied with. At December 31, 1995 and 1994, the subsidiaries could have provided funds to Bancorp of up to approximately $7,715,000 and $6,911,000, respectively, without further approval of regulatory authorities.

     STOCK OPTIONS: In 1986, the stockholders authorized and Bancorp adopted an Incentive Stock Option Plan (the Plan) for officers and key employees. All options granted immediately become exercisable. In total, as many as 94,000 shares may be issued under the Plan until the Plan's expiration date in 1996. At December 31, 1995, 34,686 options previously granted under the 1986 Plan remain outstanding.

     In 1992, the stockholders approved the Company's 1992 Stock Option Plan, which reserved an additional 60,000 shares of Bancorp's common stock for the granting of options to key employees. Options granted under this stock option plan vest over a period of seven to ten years. At December 31, 1995, 22,150 options had been granted, and no options had been exercised.

     In 1994, the stockholders approved the Company's 1994 Director's Stock Option Plan, which reserved an additional 60,000 shares of Bancorp's common stock for the granting of options to directors. All options granted immediately become exercisable. At December 31, 1995, 40,000 options had been granted, and no options had been exercised.

     Information on options is summarized below:

                                                                           Shares           Price
                                                                      Under Option        Per Share
                                                                      ------------      --------------
     December 31, 1993                                                      68,944      $5.08 - $16.00
         Granted                                                            52,500           20.00
         Exercised                                                           9,286            5.08
                                                                           -------

     December 31, 1994                                                     112,158       5.08 -  20.00
         Granted
         Exercised                                                          15,322       5.08 -   8.14
                                                                           -------
     December 31, 1995                                                      96,836
                                                                           =======


     Exercisable shares under option at December 31, 1995, totalled 80,822 at a price of $5.08 to $20.00 per share. Exercisable shares under option at December 31, 1994, totalled 91,387 at a price of $5.08 to $20.00 per share.

     During 1994, 9,286 shares under option were exercised at a price of $5.08 per share. These shares were issued in an exchange whereby Bancorp redeemed 2,359 shares of its common stock with a market price of $20.00 per share, in exchange for the shares issued under option.

     During 1994, Bancorp issued 5,000 shares of its common stock to the original investors of Sentinel Bancorporation (Sentinel) at a market price of $20.00 per share. Sentinel was incorporated with the intention of purchasing First Bank Washington from First Bank System, Inc. First Bank Washington was subsequently purchased by Bancorp, and 5,000 shares were issued to Sentinel's investors for their efforts and resulting benefit to Bancorp.

NOTE 12:  EMPLOYEE BENEFIT PLANS

Bancorp has adopted a 401(k) savings and profit sharing plan (PSP). All full-time employees who have been continuously employed for one year are eligible to participate by having a percentage of their pay deferred under the PSP. Bancorp, at its direction, may contribute a portion of the profits to the PSP. Participants will receive their share of those profits upon retirement or termination subject to a vesting schedule. The PSP provides deferred investment options to participants. Bancorp's contribution to the PSP was $69,000 during 1995 and $46,000 during 1994.

NOTE 13:  DEFERRED COMPENSATION PLANS

Bancorp adopted deferred compensation plans for the subsidiaries' directors and for Bancorp's executive officer. The plans allow for the deferral of director fees and executive compensation until retirement or termination of the plans. Under the terms of the plans, Bancorp agrees to pay the deferred amount plus interest at retirement (or sooner based upon the agreements' provisions) over a ten- to fifteen-year period. Bancorp has purchased insurance policies on the lives of the plan participants as a vehicle to fund the benefits payable under the agreements. The amounts charged to operations for these plans were $92,000 in 1995 and $169,000 in 1994.

NOTE 14:  INCENTIVE PLANS

The subsidiaries have adopted voluntary incentive compensation plans for employees, senior officers, and directors. The plans allow for additional compensation based upon a predetermined level of Bancorp or subsidiary profitability, as defined. The amounts charged to operations for these plans were $487,000 in 1995 and $237,000 in 1994.

NOTE 15:  RELATIONSHIPS WITH AFFILIATES, DIRECTORS, AND EXECUTIVE OFFICERS

Bancorp and the subsidiaries have had and expect to have transactions in the ordinary course of business with many of their directors, executive officers, their associates, and family members.

The table below reflects information concerning loans (in thousands) by the subsidiaries to the above-mentioned related parties at December 31. In the opinion of management, these credit transactions did not, at the time they were entered into, involve more than normal risk of collectibility or present other unfavorable features.

                                                                                      Amounts
                                                           1994        Additions    Collected          1995
                                                          ------       ---------    ---------        ------
     Loans to directors, executive officers,
         and family members                               $  514           $ 600        $ 123        $  991
     Loans to companies of which directors
         were principal stockholders or
         directors                                           487             326          192           621
                                                          ------           -----        -----        ------
                                                          $1,001           $ 926        $ 315        $1,612
                                                          ======           =====        =====        ======
     Percent of loans outstanding                            .82%                                      1.21%
                                                          ======                                     ======


NOTE 16:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value amounts have been determined by Bancorp using available market information and appropriate valuation methodologies. However, considerable judgement is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Bancorp could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The fair value of financial instruments was as follows at December 31, 1995 (in thousands):

                                                                           Carrying      Fair
                                                                            Amount       Value
                                                                           --------     --------
     Financial assets:
         Cash and due from banks                                           $ 10,507     $ 10,507
         Interest-bearing deposits in other banks                             9,387        9,387
         Federal Home Loan Bank stock                                           910          910
         Securities available for sale                                       26,336       26,336
         Securities held to maturity                                         16,719       16,744
         Loans, exclusive of allowance for loan losses                      132,894      132,832

     Financial liabilities:
         Noninterest-bearing deposits                                        27,363       27,363
         Interest-bearing deposits:
              Demand deposits                                                86,002       86,002
              Time deposits                                                  66,548       66,638
         Short-term borrowings                                                2,895        2,895
         Notes payable                                                        2,295        2,295

     Off-balance sheet information:
         Commitments on line-of-credit arrangements
         Undrawn credit card lines
         Standby letters of credit

The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of December 31, 1995:

     CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS, FEDERAL FUNDS SOLD: The carrying amount represented fair value.

     SECURITIES AVAILABLE FOR SALE: Fair values were based on quoted market prices or dealer quotes.

     LOANS: Loans were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products.

     NONINTEREST-BEARING DEPOSITS: The fair value of noninterest-bearing accounts was the amount payable on demand at the reporting date.

     INTEREST-BEARING DEPOSITS, DEMAND DEPOSITS: The fair value of demand deposit accounts was the amount payable on demand at the reporting date.

     INTEREST-BEARING DEPOSITS, TIME DEPOSITS: For time certificates of deposit, the fair value was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

     SHORT-TERM BORROWINGS: These notes are based on current rates equal to current market rates.

     NOTES PAYABLE: These notes were valued using the discounted cash flow method. The discount rate was equal to rates currently offered on similar borrowings.

     COMMITMENTS ON LINE-OF-CREDIT AGREEMENTS, UNDRAWN CREDIT CARD LINES, AND STANDBY LETTERS OF CREDIT: Total outstanding commitments are primarily credit cards and personal lines of credit totalling $22,925,000 and $24,221,000 at December 31, 1995 and 1994, respectively. These commitments are at market interest rates.

NOTE 17:  CONDENSED FINANCIAL INFORMATION OF CENTRAL BANCORPORATION

Condensed financial information of Central Bancorporation (parent only) for the years ended December 31, 1995 and 1994, follows (in thousands):

     BALANCE SHEETS                                         1995         1994
     --------------                                       --------     --------
         Assets:
              Cash and due from banks                     $    440     $     65
              Investment in subsidiaries                    17,338       16,120
              Other assets, net                                325          258
                                                          --------     --------
         Total                                            $ 18,103     $ 16,443
                                                          ========     ========
         Liabilities:
              Notes payable                               $  1,795     $  2,694
              Other liabilities                                455          351
                                                          --------     --------
                      Total liabilities                      2,250        3,045

         Stockholders' equity:
              Common stock                                   1,691        1,666
              Capital surplus                                2,678        2,616
              Retained earnings                             11,459        9,506
              Unrealized gain (loss) on
                securities available for sale                   25         (390)
                                                          --------     --------
                      Total stockholders' equity            15,853       13,398
                                                          --------     --------
         Total                                            $ 18,103     $ 16,443
                                                          ========     ========

     STATEMENTS OF OPERATIONS
         Equity in net income of subsidiary               $  3,129     $  2,228
         Expenses:
              Interest expense                                 219          152
              Operating expenses                               746          551
                                                          --------     --------
                      Total expenses                           965          703
                                                          --------     --------
         Net income before federal income taxes              2,164        1,525
         Federal income tax benefit                            391          240
                                                          --------     --------
         Net income                                       $  2,555     $  1,765
                                                          ========     ========

     STATEMENTS OF CASH FLOWS                                       1995        1994
     ------------------------                                     --------    -------
         Operating activities:
              Net income                                          $ 2,555     $ 1,765
              Adjustments to reconcile net income to
                net cash provided by operating activities:
                      Equity in net income of subsidiary           (3,129)     (2,228)
                      Dividends received from subsidiary            1,860       2,400
                      Other assets and liabilities                    504         116
                                                                  -------     -------
              Net cash provided by operating activities             1,790       2,053

         Investing activities:
              Payments for investment in subsidiary                (4,119)

         Financing activities:
              Proceeds from issuance of note payable                2,993
              Proceeds from stock options                              87
              Principal repayment of note payable                    (900)       (299)
              Cash dividends                                         (602)       (596)
                                                                  -------     -------
              Net cash provided (used) by financing activities     (1,415)      2,098
                                                                  -------     -------

         Increase in cash due from banks                              375          32

         Cash and due from banks:
              Beginning of year                                        65          33
                                                                  -------     -------
              End of year                                         $   440     $    65
                                                                  =======     =======

         Supplemental disclosure of cash flow information:
              Cash paid during the year for:
                      Interest                                    $   219     $   152
                      Income tax                                    1,042         757

NOTE 18:  ACQUISITION OF FIRST BANK WASHINGTON

On April 30, 1994, Bancorp completed the cash purchase of 100% of the common stock of First Bank Washington, a wholly owned subsidiary of FBS Washington Bancorporation and First Bank System, Inc. The purchase price, including acquisition cost, of $4,119,000 was financed with a combination of cash and by a $3,000,000 note payable to an unaffiliated lender. The acquisition was accounted for as a purchase for financial statement purposes, and operations of the acquired bank are included in the financial statements from May 1, 1994, onward. Below is a summary of the fair values of First Bank Washington's assets and liabilities at the date of acquisition (in thousands):

Total cash and cash equivalents                                        $ 11,400
Securities                                                               11,202
Net loans                                                                27,499
Other assets                                                              2,608
Deposits                                                                (48,428)
Other liabilities                                                          (162)
                                                                       --------
Net assets acquired                                                    $  4,119
                                                                       ========

As of May 1, 1994, the name First Bank Washington was changed to North Central Washington Bank.

The income statements presented for December 31, 1995 and 1994, are not comparable because the December 31, 1994, statements only contain eight months of activity. To facilitate comparability, below are condensed pro forma financial statements as though the purchase had occurred on December 31, 1993 (in thousands, except per share amounts):

CONDENSED PRO FORMA STATEMENTS OF OPERATIONS
--------------------------------------------

                                                  Twelve Months ended December 31,
                                                  --------------------------------
                                                      1995               1994
                                                    --------           --------
                                                                      (unaudited)
Interest income                                     $ 15,589           $ 13,520
Interest expense                                       6,180              4,788
Provision for loan loss                                  120
                                                    --------           --------
     Net interest income                               9,289              8,732

Other income                                           2,295              1,602
Other expense                                         (7,769)            (7,595)
Income tax expense                                    (1,260)              (902)
                                                    --------           --------
Net income                                          $  2,555           $  1,837
                                                    ========           ========

Net income per share                                $   2.46           $   1.77
                                                    ========           ========

NOTE 19:  COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various commitments outstanding and contingent liabilities (such as guarantees and commitments to extend credit, etc.) that are not reflected in the accompanying financial statements. Commitments to extend credit are agreements to lend to a borrower as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each borrower's creditworthiness on a case-by-case basis. The amount of the collateral obtained, if it is deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and deposits.

Standby letters of credit are conditional commitments issued by the subsidiaries to guarantee the performance of a customer to a third party. Generally, standby letters of credit are expected to expire without being drawn upon. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to borrowers. The subsidiaries hold real or personal property as collateral supporting those commitments for which collateral is necessary.

The amounts committed under these agreements represent the maximum potential loss of principal, if fully drawn and if the customer defaults. However, the actual credit risk varies depending on the creditworthiness of the customer and the value of the collateral held.

Commitments outstanding at December 31 are summarized as follows (in thousands):

                                                         1995              1994
                                                       -------           -------
Loan commitments                                       $18,416           $20,477
Undrawn credit card lines                                4,419             3,342
Standby letters of credit                                   90               412

NOTE 20:  PROPOSED MERGER

On January 10, 1996, Bancorp and its subsidiary banks entered into an agreement and plan of mergers with InterWest Bancorp, Inc., Oak Harbor, Washington and InterWest's subsidiary, InterWest Savings Bank, pursuant to which Bancorp will be merged into InterWest. The merger agreement provides that Bancorp's common stock will be exchanged for shares of InterWest common stock pursuant to a specified exchange ratio. Consummation of the acquisition is subject to several conditions, including receipt of applicable regulatory approval and approval by Bancorp and InterWest shareholders.

                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

For information concerning directors and certain executive officers of Bancorp, see "INFORMATION CONCERNING CENTRAL -- Election of Directors" and "Ownership of Certain Beneficial Owners and Management" in Bancorp's 1996 Annual Meeting Proxy Statement ("Proxy Statement"), which is incorporated herein by reference.

ITEM 10  EXECUTIVE COMPENSATION

For information concerning executive compensation, see "INFORMATION CONCERNING CENTRAL -- Executive Compensation" in the Proxy Statement, which is incorporated herein by reference.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning the security ownership of certain beneficial owners and management, see "INFORMATION CONCERNING CENTRAL -- Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1995, many directors and executive officers of Bancorp and the Subsidiary Banks and their associates were also customers of the Subsidiary Banks. It is anticipated that directors, executive officers, and their associates will continue to be customers of the Subsidiary Banks in the future. All transactions between the Subsidiary Banks and directors, executive officers, and their associates were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and in the opinion of management did not involve more than the normal risk of collectibility or present other unfavorable features.

The law firm of Carlson and Drewelow, Inc. P.C., of which director Larry Carlson is a partner, serves as counsel to Bancorp and the Subsidiary Banks on various legal matters.

                                     PART IV

ITEM 13  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Financial Statements:

       Index of documents filed as part of this report.
       Report of Independent Auditors'.
       Consolidated Balance Sheets as of December 31, 1995 and 1994. Consolidated Statements of Operations for the years ended December 31, 1995 and 1994 . Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995 and 1994. Consolidated Statements of Cash Flows for the years ended December 31, 1995 and 1994.
       Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K

(1) No reports of Form 8-K were filed during the last quarter of the period covered by this report.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 33-26352 (filed December 23, 1988), S-8 No. 33- 50360 (filed August 7, 1992), and S-8 No. 33-82682 (filed August 9, 1994).

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to its articles of incorporation or by-laws or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

(c)  Exhibits

Exhibit Number

 3.1   Restated Articles of Incorporation, as amended (1)

 3.2   Bylaws of Bancorporation, as amended (2)

10.1   Deferred Compensation Agreement for Gary M. Bolyard (3)

10.2   First Amendment to Deferred Compensation Agreement for
       Gary M. Bolyard. (4)

10.3   Form of  Directors' Deferred Compensation Plan, as amended (5)

10.4   Employee Incentive Stock Option Plan (4)

10.5   Incentive Compensation Plan for Executive Officers (6)

10.6   Director Stock Option Plan (7)

10.7   Deferred Compensation Agreement for Joseph E. Riordan

10.8 Executive Severance Agreement for Joseph E. Riordan, and amendments thereto

10.9   Executive Severance Agreement for Scott W. Southwick

10.10  Executive Severance Agreement for Marla Chase

21 The only subsidiaries of Central Bancorporation are Central Washington Bank and North Central Washington Bank, each a Washington banking corporation.

23.1   Consent of KPMG Peat Marwick

23.2   Consent of Deloitte & Touche, LLP

(1) Incorporated by reference to Bancorp's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

(2) Incorporated by reference to Bancorp's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

(3) Incorporated by reference to Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(4) Incorporated by reference to Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(5) Incorporated by reference to Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(6) Incorporated by reference to Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(7) Incorporated by reference to Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                               S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 1996.

                                              CENTRAL BANCORPORATION
                                                   (registrant)


                                              By  /s/  GARY M. BOLYARD
                                                --------------------------------
                                              Gary M. Bolyard
                                              President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on the 13th day of March, 1996.

                                              Principal Executive Officer:


                                              By  /s/  GARY M. BOLYARD
                                                --------------------------------
                                              Gary M. Bolyard
                                              President and Director


                                              Principal Financial Officer:


                                              By  /s/  JOSEPH E. RIORDAN
                                                --------------------------------
                                              Joseph E. Riordan
                                              Treasurer and Assistant Secretary

                               S I G N A T U R E S

A majority of the Board of Directors:

                                          /s/  DON WM. TELFORD
                                          --------------------------------------
                                          Don Wm. Telford, Chairman of the Board

                                          /s/  LARRY CARLSON
                                          --------------------------------------
                                          Larry Carlson, Director

                                          /s/  GERALD CAWDERY
                                          --------------------------------------
                                          Gerald Cawdery, Director

                                          /s/  ALFRED W. CORDELL
                                          --------------------------------------
                                          Alfred W. Cordell, Director

                                          /s/  LONNIE DECAMP
                                          --------------------------------------
                                          Lonnie DeCamp, Director

                                          /s/  L. COURTNEY GUDERIAN
                                          --------------------------------------
                                          L. Courtney Guderian, Director

                                          /s/ WILLIAM LIDDELL
                                          --------------------------------------
                                          William Liddell, Director