Form 10KSB/A
period 1995-12-31
CENTRAL BANCORPORATION /WA/
filed 1996-04-23
CIK 718984

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A

           FILED PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                         Commission File Number 0-16356

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


        The undersigned Registrant hereby amends the following items of its Annual Report for 1995 on Form 10-KSB as set forth in the pages attached hereto:


        Item 14         Exhibits, Financial Statement Schedules, and Reports on
                        Form 8-K

                                   PART IV


ITEM 14.        Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K

(a) (3)         Exhibits
                --------
                The following exhibits are filed as part of this annual report.

Exhibit No.
- -----------
    27          Financial Data Schedule

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