Form 10QSB
period 1996-06-30
CENTRAL BANCORPORATION /WA/
filed 1996-08-01
CIK 718984

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to ___________________

Commission file number     0-16356

                             CENTRAL BANCORPORATION

       (Exact name of small business issuer as specified in its charter)

         WASHINGTON                             91-1203145
(STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION              IDENTIFICATION NUMBER

                            301 NORTH CHELAN AVENUE
                         WENATCHEE, WASHINGTON, 98801
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                          Yes     X                No
                                -----                 ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

                   1,015,315 shares of common stock outstanding at June 30, 1996

Transitional Small Business Disclosure Format (check one):

                          Yes                      No    X
                                -----                 ------

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


1.       Consolidated balance sheets for December 31, 1995 and June 30, 1996.

2. Consolidated statements of operations for the second quarter and first six months ended June 30, 1996 and 1995.

3. Consolidated statements of cash flows for the six months ended June 30, 1996 and 1995.

4.       Notes to consolidated financial statements.

CENTRAL BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

- --------------------------------------------------------------------------------------------
                                                                   JUNE 30,     DECEMBER 31,
                                                                     1996          1995
- --------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $9,762       $10,507
Interest bearing deposits in other banks                             16,127         9,387
                                                                   --------      --------
    Cash and cash equivalents                                        25,889        19,894
Securities available for sale, at market                             22,716        26,336
Securities held to maturity (market value
  of $14,520 in 1996 and $16,744 in 1995)                            14,579        16,719
Loans                                                               132,792       132,894
  Less allowance for loan losses                                      2,008         1,795
                                                                   --------      --------
Loans, net                                                          130,784       131,099
Accrued interest receivable                                           1,687         1,628
Federal Home Loan Bank stock                                            943           910
Premises and equipment, net                                           5,841         6,074
Other assets, net                                                       829           752
                                                                   --------      --------
  Total assets                                                     $203,268      $203,412
                                                                   ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:

  Non-interest bearing demand                                       $27,474       $27,363
  Interest-bearing                                                  153,562       152,550
                                                                   --------      --------
  Total deposits                                                    181,036       179,913

Short-term borrowings                                                 2,732         2,895
Notes payable                                                           500         2,295
Accrued interest and other liabilities                                2,541         2,456
                                                                   --------      --------
  Total liabilities                                                 186,809       187,559

Stockholders' equity:
  Common stock, $1.67 par value. Authorized
    3,000,000 shares; issued and outstanding
    1,015,315 in 1996 and 1,014,565 in 1995.                          1,692         1,691
  Surplus                                                             2,692         2,678
  Retained earnings                                                  12,114        11,459
  Unrealized gain (loss) on securities available for sale               (39)           25
                                                                   --------      --------
  Total stockholders' equity                                         16,459        15,853
                                                                   --------      --------
Total liabilities and stockholders' equity                         $203,268      $203,412
                                                                   ========      ========





See accompanying notes to consolidated financial statements.

CENTRAL BANCORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)                  (unaudited)

- ------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS  ENDED          SIX MONTHS  ENDED
                                                          JUNE 30                       JUNE 30,
                                                       1996            1995          1996        1995
- ------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                         $3,214          $3,176        $6,402      $6,175
  Interest on securities:
    Taxable                                             462             526           977       1,102
    Exempt from federal income tax                       62              52           122         104
  Other interest income                                 271             111           474         189
                                                     ------          ------        ------      ------
    Total interest income                             4,009           3,865         7,975       7,570

INTEREST EXPENSE:
  Interest on deposits                                1,489           1,463         3,000       2,737
  Interest on borrowings                                 76              96           166         198
                                                     ------          ------        ------      ------
    Total interest expense                            1,565           1,559         3,166       2,935
                                                     ------          ------        ------      ------
    Net interest income                               2,444           2,306         4,809       4,635
Provision for loan losses                                 -               -             -           -
                                                     ------          ------        ------      ------
    Net interest income after the
      provision for loan loss                         2,444           2,306         4,809       4,635

OTHER INCOME:
  Loan servicing fees                                    62              49           125          98
  Service charges on deposit accounts                   259             253           505         502
  Gain on sales of loans, net                            80             101           166         139
  Other service charges and fees                        163             157           315         290
                                                     ------          ------        ------      ------
    Total other income                                  564             560         1,111       1,029

Other expenses:
  Salaries and employee benefits                      1,013             985         2,115       2,010
  Occupancy expense of premises                         125             122           278         238
  Printing, stationery and supplies                      66              87           154         176
  Equipment and data processing                         165             186           341         354
  Legal and professional                                 82              48           253         102
  Business and occupation taxes                          51              53           103          98
  Deposit insurance assessment                            1              98             2         196
  Other                                                 280             308           561         616
                                                     ------          ------        ------      ------
    Total other expenses                              1,783           1,887         3,807       3,790
                                                     ------          ------        ------      ------
    Income before income tax expense                  1,225             979         2,113       1,874
Income tax expense                                      355             307           647         573
                                                     ------          ------        ------      ------
    Net income                                         $870            $672        $1,466      $1,301
                                                     ======          ======        ======      ======
Net income per share                                  $0.82           $0.65         $1.39       $1.25
                                                     ======          ======        ======      ======





See accompanying notes to consolidated financial statements.

CENTRAL BANCORPORATION
Consolidated Statements of Cash Flows
(Dollars in Thousands)  (unaudited)

- --------------------------------------------------------------------------------------------
                                                                   SIX MONTHS ENDED June 30,
                                                                       1996          1995
- --------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                         $1,466        $1,301
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                       284           256
    Cash provided (used) by changes in operating
        assets and liabilities:
        Origination of loans held for sale                           (8,825)      (10,837)
        Proceeds from sale of loans                                   9,532        10,800
        Loan fees deferred, net of amortization                          52           111
        Dividends on FHLB stock                                         (34)          (25)
        Other                                                          (482)          (85)
                                                                    --------      --------
  Net cash provided by  operating activities                          1,993         1,521

INVESTING ACTIVITIES:
    Proceeds from maturing securities held to maturity               14,471         1,309
    Purchase of  securities held to maturity                        (10,902)         (317)
    Proceeds from maturing securities available for sale              5,005         7,776
    Purchase of  securities available for sale                       (2,847)       (1,021)
    Loans originations, net of principal repayments                    (445)      (10,402)
    Acquisition of premise and equipment                                (51)          (23)
                                                                    -------       --------
  Net cash used in investing activities                               5,231        (2,678)

FINANCING ACTIVITIES:
    Net increase (decrease)  in deposits                              1,125         2,031
    Net increase in short-term borrowings                              (163)          390
    Proceeds from stock options exercised                                15            57
    Principal payments on notes payable                              (1,800)         (300)
    Cash dividends                                                     (406)         (350)
                                                                    -------       -------
  Net cash provided by (used in) financing activities                (1,229)        1,828

  Net increase  in cash and cash equivalents                          5,995           671
  Cash and cash equivalents at beginning of year                     19,894        19,306
                                                                    -------       -------
  Cash and cash equivalents at end of period                        $25,889       $19,977
                                                                    =======       =======
  Supplemental disclosure of cash flow information:
    Cash paid during the period for:              Interest           $3,060        $2,563
                                                  Income tax            726           555


See accompanying notes to consolidated financial statements.

CENTRAL BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results anticipated for the year ending December 31, 1996. For additional information refer to the consolidated financial statements and footnotes thereto included in Central Bancorporation's annual report on Form 10-KSB for the year ended December 31, 1995.

2. NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common stock outstanding, including shares issuable under stock options plans, when dilutive, during the periods presented.

         The weighted average number of shares outstanding used to compute net income per share was 1,058,137 during the quarter and 1,055,203 during the six month periods in 1996 and 1,037,770 during the quarter and 1,038,438 during the six month periods in 1995, respectively.

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

5.  PENDING MERGER

         On January 10, 1996, Bancorp and its subsidiary banks entered into an agreement and plan of mergers with InterWest Bancorp, Inc., Oak Harbor, Washington and InterWest's subsidiary, InterWest Savings Bank, pursuant to which Bancorp will be merged into InterWest. The merger agreement provides that Bancorp's common stock will be exchanged for shares of InterWest common stock pursuant to a specified exchange ratio. Consummation of the acquisition is subject to several conditions, including receipt of applicable regulatory approval. Stockholder approval was obtained during June of 1996.

6.  DIVIDEND PAYABLE

         On June 26, 1996, the directors of Bancorp declared a $.40 dividend payable on July 26,1996, to those stockholders of record on July 10, 1996. The amount of the dividend payable was recorded as a reduction in retained earnings and an increase in accrued interest and other liabilities.

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


PENDING MERGER

         On January 10, 1996, Bancorp and its subsidiary banks entered into an agreement and plan of mergers with InterWest Bancorp, Inc., Oak Harbor, Washington and InterWest's subsidiary, InterWest Savings Bank, pursuant to which Bancorp will be merged into InterWest. The merger agreement provides that Bancorp's common stock will be exchanged for shares of InterWest common stock pursuant to a specified exchange ratio. Consummation of the merger is subject to several conditions, including receipt of applicable regulatory approval. Shareholder's of Bancorp and InterWest, respectively, approved the agreement and plan of mergers during June 1996.

         Subject to regulatory approval, it is anticipated that the merger will be consummated during the third quarter of 1996. It is anticipated the merger transaction will be recorded using the pooling of interests method of accounting.

RESULTS OF OPERATIONS

Net income

         Net income for the second quarter of 1996 increased by 29 percent to $870,000 or $.82 per share compared to $672,000 or $.65 per share during the same period a year ago. Net income for the first six months increased by 13 percent to $1,466,000 or $1.39 per share compared to $1,301,000 or $1.25 per share a year ago. The annualized return on average assets during the first six months of 1996 was 1.44 percent compared to 1.34 percent during the same period last year. These results were achieved despite non-recurring legal and professional fees, associated with the pending merger with InterWest, incurred during the first half of 1996.

         The second quarter improvement in earnings was the result of an increase in net interest income and a decrease in other expenses. The improvement in earnings for the first six months was the result of an increase in net interest income and other income, partially offset by an increase in other expenses. The six month increase in other expenses occurred primarily in occupancy expense of premises and legal and professional, partially offset by a lower deposit insurance assessment. The increase in legal and professional is primarily associated with the proposed merger with InterWest Bancorp, Inc., while the reduction in deposit insurance assessment resulted from a lower assessment rate enacted by the Federal Deposit Insurance Corporation ("FDIC").

Net interest income

         Net interest income during the second quarter of 1996 totaled $2,444,000 a $138,000 (6.0 percent) increase over 1995. Net interest income during the first six months of 1996 totaled $4,809,000 a $174,000 (3.8 percent) increase over 1995. The increase in both periods resulted from an increase in net earning assets partially offset by a lower net interest rate spread. The table below (in thousands) is illustrative:


                                                    1996                              1995
                                                    ----                              ----
                                           Balance          Yield *           Balance         Yield *
                                           -------          -------           -------         -------
Average earning assets:
         Loans                             $ 130,324         9.88%           $ 126,434         9.85%
         Investments                          40,777         5.69               46,080         5.48
         Other                                18,142         5.25                6,424         5.96
                                            --------         ----             --------         ----
                 Total                       189,243         8.53              178,938         8.58

Average interest-bearing
  liabilities:
         Deposits                            153,899         3.92              149,413         3.70
         Other                                 4,080         6.46                5,678         7.03
                                           ---------         ----             --------         ----
                 Total                       157,979         3.99              155,091         3.82
                                           ---------         ----             --------         ----

Net earning assets                         $  31,264         5.21%           $  23,847         5.27%
                                           =========         ====            =========         ====

*Annualized with a 34 percent tax equivalent adjustment.


         Net interest income is influenced by changes in both interest rates
(rate) and changes in interest-bearing assets and liabilities (volume). The table presented below (adjusted for tax equivalency and in thousands) is an analysis of these changes for the second quarter and first six months of 1996 compared to the same period a year ago.


                                     SECOND QUARTER                                      YEAR-TO-DATE
                       -----------------------------------------          --------------------------------------------
                       Interest         Interest         Net Int.         Interest         Interest            Net Int.
                       Income           Expense          Income           Income           Expense             Income
                       ------           -------          ------           ------           -------             ------
Rate                   $     6          $   (12)         $    18          $    20          $   122             $  (102)
Volume                     155              ( 6)             161              394               74                 320
                       -------          -------          -------          -------          -------             -------
                       $   161          $   (18)         $   179          $   414          $   196             $   218
                       =======          =======          =======          =======          =======             =======

         Bancorp's average earning assets for the first six months of 1996 increased $10,305,000 over the first six months of 1995 while Bancorp's average interest-bearing liabilities increased $2,888,000 during the same period, respectively. The difference between the interest earned and the interest paid on this increased volume resulted in approximately $161,000 in additional net interest during the second quarter of 1996 and approximately $320,000 in additional net interest income during the first six months of 1996 compared to the same periods a year ago, respectively.

         The yield on earning assets decreased slightly during the first six months of 1996 compared to the same period last year. An increase in yield was experienced in loans and investment securities, while the yield on other earning assets decreased from 5.96 percent to 5.25 percent. The decrease in yield on other earning assets is a reflection of lower short term interest rates, primarily the federal funds rate, experienced during 1996 when compared to the same period in 1995. Bancorp's cost of funds increased 17 basis points during the first six months of 1996 to 3.99 percent as compared to 3.82 percent last year. The increase in the deposit rate occurred as a result of lagging deposit maturities which repriced later in 1995 and 1996 to a higher rate. Because of this increase in the cost of funds, Bancorp's net interest margin decreased from 5.27 percent during 1995 to 5.21 percent during 1996.

         Bancorp continues to be liability sensitive to interest rates, i.e. liabilities are subject to repricing faster than assets. Therefore, any future rate increases may have a negative impact on Bancorp's net interest margin. However, the impact on Bancorp's net interest margin is dependent on the magnitude and direction of future interest rates, deposit customer alternatives, and Bancorp's need for liquidity.

         Bancorp has approximately $84.6 million in savings and checking accounts and an additional $57.9 million in other interest bearing deposits whose interest rates may increase along with other market interest rates, during the next year. Historically, the interest rates paid on savings and checking accounts lag and do not increase as far as the rates earned on loans and investments. Both savings and checking rates have been relatively stable over the past year, however, competitive pressures may necessitate raising these rates in the future. Bancorp has approximately $95.6 million in earning assets repricing or maturing within the next year to partially offset the effect of increasing deposits interest rates. In the event savings and checking rates continue to remain stable, Bancorp's interest rate sensitivity becomes somewhat asset sensitive. In that event, lower future interest rates may result in a lower net interest margin.


Provision and Allowance for Loan Losses

         Bancorp did not provide for any loan losses during the first six months of 1996 and 1995. Bancorp had net loan recoveries of $213,000 and $44,000 during the first six months of 1996 and 1995, respectively. The effect of the net recoveries, was to increase in the allowance for loan losses without making any provisions. Although Bancorp received a significant loan recovery during the second quarter of 1996 Bancorp anticipates loan recoveries to slow in the future, which may necessitate the resumption of modest loan loss provisions.

         The allowance for loan losses totaled $2,008,000 (1.51 percent of loans) at June 30, 1996, compared to $1,795,000 (1.35 percent of loans) at December 31, 1995. Based upon management's continuing evaluation of inherent risks in the loan portfolio, current levels of classified assets, and economic factors, management believes the allowance is adequate to absorb potential losses in the current portfolio.

Other Income and Expense

         Other income increased $82,000 or 8 percent during the first six months of 1996 when compared to the same period a year ago. Other income for the second quarter of 1996 increased slightly over the same period a year ago. An increase in loan servicing fees and gains on sales of loans were primarily responsible for the six month increase, however, gains on the sales of loans decreased during the second quarter as longer term interest rates increased. Also during the second quarter Bancorp's data processing income declined as customers found alternate processors in anticipation of the pending merger with InterWest Bancorp, Inc.

         Bancorp continues to be active in mortgage banking, i.e., the origination and sale of real estate loans. Fees received for originating these loans are deferred and later recognized as income at the time of sale. These fees are included in the gain on sale of loans.

         Real estate loan volume and related fees are generally dependent on the direction of interest rates. As rates decrease, loan origination volume and fees usually increase, and as rates increase, loan origination volume and fees normally decrease. During 1996, Bancorp originated for sale approximately $8.8 million real estate loans compared to $10.8 million during the same period in 1995.

         Gain on sale of loans is also dependent on the direction of rates and the volume of loans sold. Bancorp sells loans to investors in the secondary market at yields different than the originated yield, which result in gains and losses. As interest rates increase, the opportunity for gains decrease and as interest rates decrease, the opportunity for gains increase. The volume of real estate loans sold during 1996 was $9.5 million compared to $10.8 million during the same period in 1995.

         Other expenses increased $17,000 or .5 percent during the first six months of 1996 and decreased $104,000 or 5 percent during the second quarter of 1996 when compared to the same periods last year. The six month increase occurred primarily in Bancorp's occupancy expense of premises and legal and professional fees, partially offset by a significant decrease in deposit insurance assessments. The increase in legal and professional fees is associated with the proposed merger with InterWest Bancorp, Inc. Some additional fees are expected to be incurred until the merger in consummated, which is anticipated to occur during the third quarter of 1996. The decrease in deposit insurance assessments resulted from the FDIC adopting a rule which reduced the assessment banks pay for deposit insurance from $.23 to $.31 per $100 of insured deposits to a new range of $.00 to $.31. This reduction in assessment is anticipated to continue as long as Bancorp's subsidiary banks maintain their favorable insurance risk rating. Other expenses as a percent of average assets (annualized) was 3.7 percent in 1996 and 3.9 percent in 1995.


FINANCIAL CONDITION

         Bancorp as a financial intermediary attracts deposits and invests those funds in earning assets, primarily loans and investment securities, hopefully for profit. As of June 30, 1996, Bancorp's total assets decreased slightly since December 31, 1995. However cash and cash equivalents increased approximately $6.0 million and was funded by a similar decrease in securities available for sale and held to maturity. The increase in cash and cash equivalents was the result of a managements decision in anticipation of the pending merger with InterWest Bancorporation. Total deposits increased $1.1 million during the period while notes payable decreased $1.8 million. For more information on the change in cash and cash equivalents, see the Consolidated Statements of Cash Flows on page 5 of this report.


Loans and Deposits

         Below are summaries of outstanding loans and deposits at June 30, 1996 compared to December 31, 1995 (in thousands):


                                                    1996             1995
                                                    ----             ----
Loans
- -----
         Commercial                              $  21,358        $  19,891
         Real Estate
           Construction                              9,387            8,018
           Commercial                               26,616           27,306
           1-4 Single family                        40,523           39,640
         Installment                                19,394           20,426
         Agricultural                               12,595           13,594
         Other                                       2,919            4,019
                                                 ---------        ---------
            Total loans                          $ 132,792        $ 132,894
                                                 =========        =========

Deposits
- --------
         Non-interest bearing                    $  27,474        $  27,363
         Interest bearing demand                    39,012           38,526
         Money market accounts and
           other savings accounts                   45,578           47,476
         Time deposits, $100,000 or more            15,276           13,459
         Other time deposits                        53,696           53,089
                                                 ---------         --------
           Total deposits                        $ 181,036        $ 179,913
                                                 =========        =========


Non-accrual and Past Due Loans

         Certain information regarding non-accrual, past due, and restructured loans is set forth in the following table (in thousands):


                                                  JUNE 30,        DECEMBER 31,
                                            1996           1995       1995
                                          -------        -------    -------
Past due 30+ days and
  still accruing                          $ 1,815        $ 1,680    $ 2,305
Non-accrual loans                             815            168        228
Past due and non-accrual
  loans as a percentage
  of loans                                    2.0%           1.4%       1.9%

         The total of past due loans and non-accrual loans increased $97,000 to $2,630,000 at June 30, 1996 compared to $2,533,000 at December 31, 1995. In addition, Bancorp's total past due and non-accrual loans increased $782,000 or 42 percent since June 30, 1995. The increase since December 31, 1995 was primarily in loans commercial loans and credit card loans partially offset by an decrease in past due real estate and agriculture loans. The increase since June 30, 1995 was primarily in 1 to 4 single family real estate loans, consumer loans, and commercial loans. Bancorp expects an increase in future charge-offs as a result of the above trend in past due and non accrual loans but does not anticipate any significant losses with respect to these loans or any other assets not reported above.


Stockholders' Equity and Liquidity


         Bancorp's stockholders' equity at June 30, 1996 was $16,459,000 compared to $15,853,000 at December 31, 1995. On a per share basis, stockholders' equity totaled $16.21 compared to $15.63 on the same dates, respectively. Bancorp's annualized return on average equity during the first six months of 1996 totaled 18.3 percent compared to 18.9 percent during the same period a year ago. The increase in stockholders' equity was the result of the retention of earnings after payment/accrual of $811,000 in cash dividends, $15,000 from the exercise of 750 shares related to stock options, and by a $64,000, net of tax, increase in the unrealized loss on securities available for sale.

         Current regulatory capital adequacy guidelines require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital (which excludes unrealized gain and losses on securities available for sale) to average total assets of at least 4 percent.

         In addition to the leverage ratio requirements, the Bancorp is subject to risked-based capital guidelines, under which risk percentages are assigned to various categories of assets and off balance sheet items to calculate a risk-adjusted capital ratio. They require, Tier I capital of 4 percent and Total capital of 8 percent.

         Below is a summary of the various capital ratios of Bancorp and subsidiaries at June 30, 1996 compared to December 31, 1995.

                                                            North            Regulatory
Ratio                                      Bancorp Central  Central            Minimum
- -----                                      ------- -------  -------          ---------
Leverage                   6/30/96           7.98%   8.20%     7.96%            4.0%
                          12/31/95           7.72    8.43%     8.50%

Tier I capital             6/30/96          12.33%  12.01%    14.37%            4.0%
                          12/31/95          11.71%  12.17%    14.92%

Total capital              6/30/96          13.58%  13.26%    15.67%            8.0%
                          12/31/95          12.96%  13.42%    16.17%

         The above ratios do not include unrealized gains and losses on securities available for sale which are excluded from the ratios by the federal regulatory agencies.

         Bancorp's liquidity position increased slightly during the first six months of 1996 as a result of decreased loan demand and higher deposits. Bancorp believes its liquidity to be more than adequate to meet future funding needs. Liquidity indicators include the loan to deposit ratio, which totaled 73 percent and 74 percent on June 30, 1996 and December 31, 1995, respectively, and the amount of interest bearing deposits and investment securities maturing in one year, which totaled $38,137,000 and $40,128,000 on the same dates, respectively. Deposits in excess of $100,000 and short-term borrowing, considered by Bancorp as volatile liabilities, increased from $13,459,000 at December 31, 1995 to $18,008,000 at June 30, 1996.


PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Bancorp's 1996 Annual Meeting of Shareholders was held on June 7, 1996.

         (b) At the Annual Meeting the following Directors were duly elected for a three-year term ending at the 1999 annual meeting; Lonnie DeCamp and Gerald Cawdery. The Directors whose terms of office expire in 1997 are Don Wm. Telford, Gary M. Bolyard, and Larry Carlson. Alfred Cordell, Courtney Guderian, and William Liddell remain in office until 1998.

         (c) At the Annual Meeting the a proposal to approve the merger between Central Bancorporation and InterWest Bancorp, Inc. pursuant to the Agreement and Plan of Mergers dated January 10, 1996 was presented to a vote of Bancorp's stockholders. Of the 1,014,565 shares entitled to vote at the meeting, 845,932 (83.4 percent) cast their vote in favor of the merger, 99,317 (9.8 percent) cast their votes against the merger, and 2,995 (.3 percent) abstained. The proposal, which requires an affirmative vote of two thirds of the shares outstanding, thus was approved.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CENTRAL BANCORPORATION
                                                   (Registrant)


Date    July 31, 1996                      By /S/  GARY M. BOLYARD
    ---------------------------              ---------------------------
                                                   Gary M. Bolyard
                                           President and Chief Executive Officer


Date    July 31, 1996                      By /S/  JOSEPH E. RIORDAN
    ---------------------------              ---------------------------
                                                   Joseph E. Riordan
                                           Treasurer and Assistant Secretary
                                             (Principal Financial Officer)